Form 10QSB
period 1996-03-31
SPANLINK COMMUNICATIONS INC
filed 1996-06-13
CIK 1010064

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                           THE SECURITIES EXCHANGE ACT

         For the transition period from ________________ to __________________


                           Commission File No. 0-28138


                          SPANLINK COMMUNICATIONS, INC.
        (Exact name of small business issuer as specified in its charter)

           Minnesota                                             41-1618845
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                     One Main Street S. E., Minneapolis, MN
                    (Address of principal executive offices)

                                 (612) 362-8000
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

At June 3, 1996, there were 5,080,500 shares of the issuer's no par value, Common Stock, outstanding.

Check whether this is a transitional small business disclosure
format:  Yes ___   No _X_








                          SPANLINK COMMUNICATIONS, INC.

                                      INDEX

                                                                    Page Number

PART I.  FINANCIAL INFORMATION

         Item 1.  Condensed Financial Statements

                  Condensed Balance Sheet as of                         3
                  March 31, 1996 and December 31, 1995

                  Condensed Statement of Operations                     4
                  for the three month periods ended
                  March 31, 1996 and 1995

                  Condensed Statement of Cash Flows                     6
                  for the three month periods ended
                  March 31, 1996 and 1995

                  Notes to Condensed Financial Statements               8

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations

PART II. OTHER INFORMATION                                             11


SIGNATURES                                                             13



                          SPANLINK COMMUNICATIONS, INC.
                             CONDENSED BALANCE SHEET

                                     ASSETS
                                                              MARCH 31,     DECEMBER 31,
                                                                1996           1995
                                                             -----------    -----------
                                                             (Unaudited)     (Audited)
Current assets:
      Cash and cash equivalents                              $   270,477    $   344,689
      Accounts receivable, net of allowance for
             doubtful accounts                                   382,877        568,113
      Costs and estimated earnings in excess of billings         148,887        137,355
      Accrued royalty revenue                                    180,000        184,000
      Other current assets                                       313,747        142,604
                                                             -----------    -----------
             Total current assets                              1,295,988      1,376,761
Property and equipment, net                                      296,368        223,302
                                                             -----------    -----------
             Total assets                                    $ 1,592,356    $ 1,600,063
                                                             ===========    ===========


                     LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Note payable - bank                                                   $   230,531
      Note payable - other                                   $   245,685        343,683
      Notes payable - convertible, net of original issue
             discount                                            352,000
      Accounts payable                                           355,960        208,177
      Accrued expenses                                           309,715        302,479
      Accrued income taxes                                                       67,131
      Other current liabilities                                  774,440        627,044
                                                             -----------    -----------
             Total current liabilities                         2,037,800      1,779,045
                                                             -----------    -----------

Shareholders' deficit:
      Preferred stock; undesignated par value; 5,000,000
             shares authorized; none issued or outstanding
      Common stock; no par value; 25,000,000 shares
             authorized; 2,770,500 and 2,700,000 shares
             issued and outstanding, respectively                313,750          3,000
      Accumulated deficit                                       (759,194)      (181,982)
                                                             -----------    -----------
             Total shareholders' deficit                        (445,444)      (178,982)
                                                             -----------    -----------
             Total liabilities and shareholders' deficit     $ 1,592,356    $ 1,600,063
                                                             ===========    ===========


See accompanying notes to financial statements.




                          SPANLINK COMMUNICATIONS, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                      For the three months ended March 31,
                                   (Unaudited)

                                                              1996           1995
                                                           -----------    -----------
Revenues                                                   $ 1,034,293    $ 1,067,194
Cost of revenues                                               468,725        385,529
                                                           -----------    -----------
        Gross profit                                           565,568        681,665
                                                           -----------    -----------

Operating expenses:
        Sales, general and administrative                    1,032,490        574,882
        Research and product development                        82,848         52,623
                                                           -----------    -----------
              Total operating expenses                       1,115,338        627,505
                                                           -----------    -----------

(Loss) income from operations                                 (549,770)        54,160
Interest expense                                                27,442          5,333
                                                           -----------    -----------
(Loss) income before income taxes                             (577,212)        48,827
Provision (benefit) for income taxes                                          (54,741)
                                                           -----------    -----------
Net (loss) income                                          $  (577,212)   $   103,568
                                                           ===========    ===========
Net (loss) income per common and common equivalent share   $     (0.21)   $      0.04
                                                           ===========    ===========
Weighted average common and common equivalent shares         2,725,566      2,700,000
                                                           ===========    ===========

Supplementary Data:
Supplemental net loss per common and common equivalent
        share                                              $     (0.19)
                                                           ===========
Supplemental weighted average common and common
        equivalent shares                                    2,838,653
                                                           ===========


See accompanying notes to financial statements.



                          SPANLINK COMMUNICATIONS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                      For the three months ended March 31,
                                   (Unaudited)

                                                                        1996         1995
                                                                      ---------    ---------
Cash flows from operating activities:
        Net (Loss) Income                                             $(577,212)   $ 103,568
        Reconciliation of net (loss) income to net cash used by
              operating activities:
              Depreciation and amortization                              35,287       19,828
              Deferred income taxes                                                  (78,816)
              Common stock grant recognized as compensation             246,750
              Amortization of original issue discount recognized as
                    interest expense                                     16,000
              Changes in current assets and liabilities                 266,041     (180,140)
                                                                      ---------    ---------
                    Net cash used by operating activities               (13,134)    (135,560)
                                                                      ---------    ---------

Cash flows from investing activities:
        Additions to property and equipment                             (93,841)     (22,989)
                                                                      ---------    ---------
                    Net cash used by investing activities               (93,841)     (22,989)
                                                                      ---------    ---------

Cash flows from financing activities:
        Dividends paid to shareholders                                  (38,708)         (75)
        Advances on note payable - bank                                              361,585
        Repayments on note payable - bank                              (230,531)
        Repayments on note payable - other                              (97,998)    (117,607)
        Proceeds from issuance of notes payable - convertible           336,000
        Proceeds from sale of stock warrants                             64,000
                                                                      ---------    ---------
                    Net cash provided by financing activities            32,763      243,903
                                                                      ---------    ---------

Net (decrease) increase in cash and cash equivalents                    (74,212)      85,354
Cash and cash equivalents at beginning of period                        344,689       27,807
                                                                      ---------    ---------
Cash and cash equivalents at end of period                            $ 270,477    $ 113,161
                                                                      =========    =========

Supplemental disclosure of cash flow information:
        Cash paid during the period for interest                      $  13,352    $   3,213
                                                                      =========    =========
        Cash paid during the period for income taxes                  $  75,000
                                                                      =========



See accompanying notes to financial statements.







                          SPANLINK COMMUNICATIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1996
                                   (Unaudited)


NOTE 1- CONDENSED FINANCIAL STATEMENTS

         The unaudited condensed financial information contained in this report reflects all adjustments (consisting of normal recurring adjustments) considered necessary, in the opinion of management, for a fair presentation of results of the interim periods presented of Spanlink Communications, Inc. (the "Company").

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the most recent audited financial statements and notes thereto included in the Company's SB-2 registration statement file no. 333-2022-C, dated April 29, 1996. The results of operations of the periods ended March 31 are not necessarily indicative of the results of operations for a full year.

NOTE 2 - USE OF ESTIMATES

         The preparation of condensed interim financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 3 - NOTES PAYABLE

NOTES PAYABLE - CONVERTIBLE
         On February 28, 1996, the Company closed on a $400,000 bridge financing of convertible promissory notes (the "Bridge Notes") in a private placement, resulting in net proceeds to the Company of $350,000 after underwriter's commission and offering expenses of $50,000. These costs are amortized over the stated term of the notes. The Bridge Notes provide for interest at 10% per annum and converted into shares of the Company's common stock May 2, 1996, upon the closing of the Company's initial public offering (the "IPO") (Note 5). The conversion price was $3.20 per share.

         In connection with this financing, the Company also issued warrants to the holders of the Bridge Notes to purchase a total of 80,000 shares of common stock. The warrants are exercisable for a period of five years from the date of issuance at $3.60 per share. The fair value of the warrants was determined to be $64,000 and was credited to common stock, resulting in the recognition of a similar amount as original issue discount which will be expensed over the outstanding period of the Bridge Notes.

NOTE PAYABLE - BANK
         On February 14, 1995, the Company obtained a line of credit with a bank which provides for borrowing up to the lesser of $600,000 or 75% of eligible accounts receivable at the bank's reference rate plus 5%. Borrowings under the line of credit are secured by virtually all assets of the Company and personally guaranteed by the Company's three founding shareholders. During 1995 and 1996, the Company was not in compliance with a minimum net worth covenant with the bank. On February 29, 1996, the Company terminated its bank line of credit, repaid the outstanding advances in full and obtained a release of all related liens.

NOTE 4 - SHAREHOLDERS' DEFICIT

RECAPITALIZATION
         On February 9, 1996, the Company's Board of Directors and shareholders increased the number of authorized shares from 1,000,000 shares of common stock, no par value, to 25,000,000 shares of common stock, no par value, and authorized 5,000,000 shares of undesignated preferred stock. The Company also approved a 900-for-1 stock split of the issued and outstanding common stock of the Company. All share and per share data included in the the financial statements and related notes have been adjusted to give retroactive effect to such authorization and split.

SUPPLEMENTARY LOSS PER SHARE DATA
         Supplementary loss per share data reflects certain adjustments for: (i) the issuance of 71,420 shares of common stock in connection with the repayment of a note payable from certain net proceeds received from the Company's IPO that closed on May 2, 1996; (ii) the conversion of the Bridge Notes into 125,000 shares of common stock that occurred in connection with the IPO; and (iii) the decrease of net loss by $39,630 for interest expense, amortization of the Bridge Notes debt issuance costs, and amortization of original issue discount related to the issuance of the Bridge Notes. These adjustments were made as though these items had occurred on January 1, 1996 for (i) and February 28, 1996 for (ii).

         Common stock equivalents, consisting of shares of common stock which might be issued upon exercise of stock options and warrants, are not included in weighted average common shares outstanding in periods where losses are reported since their inclusion would be anti-dilutive. For purposes of the Company's recent IPO, loss per common share was calculated pursuant to Securities and Exchange Commission Staff Accounting Bulletin No.83 ("SAB 83"). SAB 83 requires the inclusion of certain common stock equivalents in the calculation of weighted average common shares outstanding even if their inclusion is anti-dilutive.


NOTE 5 - SUBSEQUENT EVENT

INITIAL PUBLIC OFFERING
         The Company's initial public offering became effective on April 29, 1996. The offering closed on May 2, 1996 with an issuance of 1,900,000 shares of common stock and net proceeds of approximately $6,540,000. The offering will be reflected in the financial statements for the quarter ending June 30, 1996.





                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, certain items from the Company's statement of operations, expressed as a percentage of total revenues:

                                                                 Periods Ended
                                                                   March 31,
                                                               ---------------
                                                                 1996     1995
                                                               ------   ------
         Hardware                                                24.8%    24.4%
         Custom software                                         20.7     34.6
         Configurable software                                   26.8     20.3
         Services                                                27.7     20.7
                                                               ------   ------
                 Total revenues                                 100.0    100.0
         Cost of revenues                                        45.3     36.1
                                                               ------   ------
         Gross profit                                            54.7     63.9
         Operating expenses:
            Selling, general and administrative                  99.8     53.9
            Research and product development                      8.0      4.9
                                                               ------   ------
                 Total operating expenses                       107.8     58.8
                                                               ------   ------
         (Loss) income from operations                          (53.1)     5.1
         Interest expense                                         2.7      0.5
                                                               ------   ------
         (Loss) income before income taxes                      (55.8)     4.6
         Provision (benefit) for income taxes                             (5.1)
                                                               ------   ------
         Net (loss) income                                      (55.8)%    9.7%
                                                               ======   ======



         REVENUES

         Total revenues decreased 3.1% from $1,067,194 for the three month period ended March 31, 1995 to $1,034,293 for the three month period ended March 31, 1996. The decrease was due primarily to a 42.1% decrease in custom software revenues, which was offset partially by a 28.1% increase in configurable software package revenues and a 29.4% increase in services revenues. The Company expects that configurable software revenues and services revenues will continue to grow and custom software revenues to decrease as a percentage of total revenues, although not necessarily at the same percentage changes as reflected during the first quarter.

         COST OF REVENUES

         Cost of revenues increased 21.6% from $385,529 for the three month period ended March 31, 1995 to $468,725 for the three month period ended March 31, 1996. The increase was due primarily to the hiring and training of additional engineering personnel.


         GROSS PROFIT

         Gross profit decreased 17.0% from $681,665 for the three month period ended March 31, 1995 to $565,568 for the three month period ended March 31, 1996. Gross profit as a percentage of total revenues decreased from 63.9% for the three month period ended March 31, 1995 to 54.7% for the three month period ended March 31, 1996. The decrease is due primarily to the hiring and training of additional engineering personnel.

         SALES, GENERAL AND ADMINISTRATIVE

         Sales, general and administrative expenses increased 79.6% from $574,882 for the three month period ended March 31, 1995 to $1,032,490 for the three month period ended March 31, 1996. The increase is due primarily to:
$246,750 of noncash expense associated with the granting of 67,500 and 3,000 shares of common stock to the Company's president and outside board of directors, respectively, at $3.50 per share on February 28, 1996; increased marketing expenditures; increased payroll costs for additional sales and administrative personnel; increased sales expenses; and increased professional services expenses. The Company expects sales, general and administrative costs to be higher in 1996 than in 1995 due to the expected growth of the Company.

         RESEARCH AND PRODUCT DEVELOPMENT

         Research and product development expenses increased 57.4% from $52,623 for the three month period ended March 31, 1995 to $82,848 for the three month period ended March 31, 1996. The increase is due to the Company's focus on developing configurable software packages. The Company expects research and product development expenses to continue to increase for the foreseeable future.

         INTEREST EXPENSE

         Interest expense increased 414.6% from $5,333 for the three month period ended March 31, 1995 to $27,442 for the three month period ended March 31, 1996. The increase is due to interest on the convertible notes payable, the amortization of the convertible notes payable's original issue discount charged to interest expense and interest on a note payable to Arrow Electronics, Inc., entered in August 1995.

         INCOME TAXES

         Prior to January 1, 1995, the Company had elected S corporation status, and as a result, the Company's earnings were taxed at the shareholder level rather than the corporate level. On January 1, 1995, effective with becoming a C corporation, a deferred tax asset of $77,412 was recognized representing the tax effect of the basis differences of assets and liabilities for financial reporting and income tax purposes. The Company's effective tax rate for 1995 was 37.5% before the impact of the S corporation to C corporation change, which gave rise to a net income tax benefit of $54,741 for the three month period ended March 31, 1995. The Company did not record a tax benefit for the three month period ended March 31, 1996 as the likelihood of realization of the benefit is presently not likely.


LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital deficit was $741,812 at March 31, 1996. Current liabilities include $662,105 of customer deposits and deferred maintenance revenue which will be recognized as revenues in future periods.

         The Company's net loss of $577,212 for the three month period ended March 31, 1996 included $246,750 of noncash expenses for the issuance of stock grants to the Company's president and outside board of directors.

         The Company's capital expenditures were $93,841 for the three month period ended March 31, 1996 and were $22,989 for the three month period ended March 31, 1995. The Company expects its capital expenditures will continue to increase in the next several quarters as the Company adds more personnel and upgrades its management and information systems.

         On February 28, 1996, the Company netted approximately $350,000 of proceeds from the issuance of $400,000 of convertible notes payable and warrants in a private placement, after underwriter's commission and offering expenses. The Company used part of the proceeds to repay the outstanding advances on its bank line of credit and terminate the loan agreement.

         On April 29, 1996 the Company's initial public offering became effective, resulting in approximately $6,540,000 of net proceeds. The offering closed on May 2, 1996, and will be reflected in the Company's Form 10-QSB for the period ending June 30, 1996. The Company believes that the net proceeds from the initial public offering will be sufficient to fund its operations and capital expenditures for the foreseeable future.



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

         None.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

                  Prior to the Company's initial public offering which was declared effective on April 29, 1996, the Company had three shareholders. The shareholders and board of directors of the Company adopted several resolutions by joint minutes of written action to ratify certain actions in connection with the Company's initial public offering. Those matters required to be submitted to a vote of the shareholders under federal or state law during the period January 1, 1996 through March 31, 1996 include the following:

                  Effective February 9, 1996 the shareholders of the Company unanimously adopted minutes of written action to adopt the 1996 Omnibus Stock Plan.

                  Effective February 9, 1996 the shareholders of the Company unanimously adopted minutes of written action to amend and restate the articles of incorporation of the Company to (i) increase the authorized number of shares of Common Stock to 25,000,000, (ii) create an aggregate of 5,000,000 shares of undesignated Preferred Stock, (iii) change the name of the Company to Spanlink Communications, Inc., (iv) abolish any and all preemptive rights and cumulative voting currently held by the shareholders of the Company, and (v) classify the board of directors into three classes to provide for staggered three year terms.

                  At the annual meeting of the shareholders of the Company on February 28, 1996, Thomas F. Madison, Joseph D. Mooney, and Bruce E. Humphrey were elected unanimously to serve as members of the board of directors of the Company. The terms of office of Brett A. Shockley, Patrick P. Irestone, and Loren A. Singer, Jr. continued after the meeting.

Item 5.  Other Information.

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  Those exhibits required to be furnished in response to this item were furnished in connection with the Company's Registration Statement on Form SB-2, File No. 333-2022C, as filed with the Securities Exchange Commission on March 5, 1996, and as amended by Amendment No. 1 thereto filed on April 16, 1996, and Amendment No. 2 thereto filed April 29, 1996, all of which are incorporated herein by reference.


         (b)      Reports on Form 8-K.

                  None.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                    SPANLINK COMMUNICATIONS, INC.
                                    (Registrant)

Date:    June 13, 1996              Brett A. Shockley
                                    -------------------------------------
                                    Brett A. Shockley
                                    Chief Executive Officer
                                    (Principle Executive Officer)


Date:    June 13, 1996              Patrick P. Irestone
                                    -------------------------------------
                                    Patrick P. Irestone
                                    President, Chief Operating Officer and
                                    Chief Financial Officer
                                    (Principle Financial and Accounting Officer)