Form 10QSB/A
period 1996-03-31
SPANLINK COMMUNICATIONS INC
filed 1996-06-18
CIK 1010064

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

Item 5.  Other Information.

         Not Applicable.

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

             (i) Those exhibits required to be furnished in response to this item, other than Exhibit 27, were furnished in connection with the Company's Registration Statement on Form SB-2, File
                  No. 333-2022C, as filed with the Securities Exchange Commission on March 5, 1996, and as amended by Amendment
                  No. 1 thereto filed on April 16, 1996, and Amendment No. 2 thereto filed April 29, 1996, all of which are incorporated herein by reference.

            (ii)  Exhibit 27 - Financial Data Schedule

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