Form 10QSB
period 1996-06-30
SPANLINK COMMUNICATIONS INC
filed 1996-08-14
CIK 1010064

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

[]       TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
         ACT

         For the transition period from _________________ to ________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

At August 7, 1996, there were 5,080,500 shares of the issuer's no par value, Common Stock, outstanding.

Check whether this is a transitional small business disclosure format:
                                                             Yes ____ No __X__



                          SPANLINK COMMUNICATIONS, INC.

                                      INDEX

                                                                    Page Number

PART I.  FINANCIAL INFORMATION

         Item 1.     Condensed Financial Statements

                     Condensed Balance Sheet as of                        3
                     June 30, 1996 and December 31, 1995

                     Condensed Statement of Operations                    4
                     for the three and six month
                     periods ended June 30, 1996 and 1995

                     Condensed Statement of Cash Flows                    5
                     for the six month periods ended
                     June 30, 1996 and 1995

                     Notes to Condensed Financial Statements              6

         Item 2.     Management's Discussion and Analysis                 7
                     of Financial Condition and Results of
                     Operations

PART II. OTHER INFORMATION                                                9


SIGNATURES                                                                10


                          SPANLINK COMMUNICATIONS, INC.
                             CONDENSED BALANCE SHEET

                                     ASSETS
                                                                        June 30,       December 31,
                                                                          1996             1995
                                                                      -----------      ------------
                                                                      (Unaudited)        (Audited)
Current assets:
      Cash and cash equivalents                                       $   716,944      $   344,689
      Marketable securities                                             5,537,959
      Accounts receivable, net of allowance for
             doubtful accounts                                            566,948          568,113
      Costs and estimated earnings in excess of billings                  161,339          137,355
      Accrued royalty revenue                                             310,200          184,000
      Other current assets                                                213,212          142,604
                                                                      -----------      -----------
             Total current assets                                       7,506,602        1,376,761
Property and equipment, net                                               540,558          223,302
                                                                      -----------      -----------
             Total assets                                             $ 8,047,160      $ 1,600,063
                                                                      ===========      ===========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Note payable - bank                                                              $   230,531
      Note payable - other                                                                 343,683
      Accounts payable                                                $   202,384          208,177
      Accrued expenses                                                    355,578          302,479
      Accrued income taxes                                                                  67,131
      Other current liabilities                                           673,706          627,044
                                                                      -----------      -----------
             Total current liabilities                                  1,231,668        1,779,045
                                                                      -----------      -----------

Shareholders' equity (deficit):
      Preferred stock; undesignated par value; 5,000,000
             shares authorized; none issued or outstanding
      Common stock; no par value; 25,000,000 shares
             authorized; 5,080,500 and 2,700,000 shares
             issued and outstanding, respectively at June 30,
             1996 and December 31, 1995                                 8,193,663            3,000
      Accumulated deficit                                              (1,378,171)        (181,982)
                                                                      -----------      -----------
             Total shareholders' equity (deficit)                       6,815,492         (178,982)
                                                                      -----------      -----------
             Total liabilities and shareholders' equity (deficit)     $ 8,047,160      $ 1,600,063
                                                                      ===========      ===========

See accompanying notes to financial statements.


                          SPANLINK COMMUNICATIONS, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                          SECOND QUARTER AND SIX MONTHS
                                   (Unaudited)


                                        Three Months Ended                                 Six Months Ended
                                              June 30                                           June 30
                                  -----------------------------                         -----------------------------
                                      1996              1995             % Change       1996               1995        % Change
                                  -----------       -----------          --------    -----------       -----------     --------
Revenues                          $ 1,045,417       $   961,813              8.7%    $ 2,079,710       $ 2,029,007       2.5%
Cost of Revenues                      412,906           439,223             -6.0%        881,631           824,752       6.9%
                                  -----------       -----------            -----     -----------       -----------     -----


Gross Profit                          632,511           522,590             21.0%      1,198,079         1,204,255       -.5%
Gross profit as a percentage             60.5%             54.3%                            57.6%             59.4%
of revenues


Operating expenses:
Sales, general and
administrative                      1,114,327           462,227            141.1%      2,146,817         1,037,109     107.0%
Research and product development      172,163            64,318            167.7%        255,011           116,941     118.1%
                                  -----------       -----------            -----     -----------       -----------     -----

                                    1,286,490           526,545            144.3%      2,401,828         1,154,050     108.1%
                                  -----------       -----------            -----     -----------       -----------     -----

(Loss) income from operations        (653,979)           (3,955)              --      (1,203,749)           50,205        --

Interest income (expense)              35,002           (12,630)              --           7,560           (17,963)       --
                                  -----------       -----------                       ----------       -----------

(Loss) income before income          (618,977)          (16,585)              --      (1,196,189)           32,242        --
taxes

Provision (benefit) for                     0            (4,078)              --               0           (58,819)       --
income taxes                      -----------       -----------                      -----------       -----------

Net (loss) income                 $  (618,977)      $   (12,507)              --     $(1,196,189)      $    96,061        --
                                  ===========       ===========                      ===========       ===========

Net (loss) income per common
share                             $     (0.14)      $     (0.01)                     $     (0.34)      $     0.03

Weighted average common
shares                              4,301,159         2,700,000                        3,513,363        2,700,000


Supplementary Data:
Supplementary net loss per
common and
 common equivalent shares         $     (0.13)                                       $    (0.31)

Supplemental weighted
average
 common and common
equivalent shares                    4,414,246                                        3,626,450

See accompanying notes to financial statements.


                          SPANLINK COMMUNICATIONS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                        For the six months ended June 30,
                                   (Unaudited)

                                                                                1996            1995
                                                                           ------------     -----------
Cash flows from operating activities:
        Net (Loss) Income                                                  $(1,196,189)     $    91,061
        Reconciliation of net (loss) income to net cash (used)
              provided by operating activities:
              Depreciation and amortization                                     72,300           41,277
              Allowance for doubtful accounts                                   45,000
              Deferred income taxes                                                             (80,913)
              Common stock grant recognized as compensation                    246,750
              Amortization of original issue discount recognized as
                    interest expense                                            32,516
              Changes in current assets and liabilities                       (200,290)          16,660
                                                                           -----------      -----------
                    Net cash (used) provided by operating activities          (999,913)          68,085
                                                                           -----------      -----------

Cash flows from investing activities:
        Purchases of marketable securities                                  (6,037,959)
        Maturities of marketable securities                                    500,000
        Additions to property and equipment                                   (362,031)         (40,733)
                                                                           -----------      -----------
                    Net cash used by investing activities                   (5,899,990)         (40,733)
                                                                           -----------      -----------

Cash flows from financing activities:
        Dividends paid to shareholders                                         (39,000)          (6,275)
        Advances on note payable - bank                                                         166,466
        Repayments on note payable - bank                                     (230,531)        (117,607)
        Repayments on note payable - other                                    (343,683)
        Proceeds from issuance of notes payable - convertible                  336,000
        Offering costs for notes payable - convertible                         (52,268)
        Proceeds from sale of stock warrants                                    64,000
        Proceeds from sale of common stock, net of issuance costs            7,537,640
                                                                           -----------      -----------
                    Net cash provided by financing activities                7,272,158           42,584
                                                                           -----------      -----------

Net increase in cash and cash equivalents                                      372,255           69,936
Cash and cash equivalents at beginning of period                               344,689           27,807
                                                                           -----------      -----------
Cash and cash equivalents at end of period                                 $   716,944      $    97,743
                                                                           ===========      ===========

Supplemental disclosure of cash flow information:
        Cash paid during the period for interest                           $    23,465      $    15,286
                                                                           ===========      ===========
        Cash paid during the period for income taxes                       $    75,000
                                                                           ===========

Supplemental disclosure of noncash investing and financing activities:
              Conversion of notes payable to common stock, net of
                    unamortized original issue discount and offering
                    costs                                                  $   342,273
                                                                           ===========

See accompanying notes to financial statements




                          SPANLINK COMMUNICATIONS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1996
                                   (Unaudited)


NOTE 1- CONDENSED FINANCIAL STATEMENTS

     The unaudited condensed financial information contained in this report reflects all adjustments (consisting of normal recurring adjustments) considered necessary, in the opinion of management, for a fair presentation of results of the interim periods presented of Spanlink Communications, Inc. (the "Company").

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the most recent audited financial statements and notes thereto included in the Company's SB-2 registration statement file no. 333-2022-C, dated April 29, 1996. The results of operations of the periods ended June 30 are not necessarily indicative of the results of operations for a full year.

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

NOTE 3 - SHAREHOLDERS' EQUITY (DEFICIT)

SUPPLEMENTARY LOSS PER SHARE DATA
     Supplementary loss per share data reflects certain adjustments for: (i) the issuance of 71,420 shares of common stock in connection with the repayment of a note payable from certain net proceeds received from the Company's IPO that closed on May 2, 1996; (ii) the conversion of the Bridge Notes originally issued on February 28, 1996 into 125,000 shares of common stock that occurred in connection with the IPO; and (iii) the decrease of net loss by $36,025 and $75,655 for the three and six months ended June 30, 1996 respectively for interest expense, amortization of the Bridge Notes debt issuance costs, and amortization of original issue discount related to the issuance of the Bridge Notes. These adjustments were made as though these items had occurred on January 1, 1996 for (i) and February 28, 1996 for (ii).

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

INITIAL PUBLIC OFFERING

     The Company's initial public offering became effective on April 29, 1996. The offering closed on May 2, 1996 with an issuance of 1,900,000 shares of common stock and net proceeds of approximately $6,500,000. In addition, the underwriter exercised in full its over-allotment option to purchase 285,000 shares of common stock , netting the Company an additional $1,037,000.



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     REVENUES

     Total revenues increased 8.7% from $961,813 for the three month period ended June 30, 1995 to $1,045,417 for the comparable period in 1996. The increase was due primarily to a 75.0% increase in configurable software revenues and 20.1% increase in service revenues offset by a 20.8% decrease in custom software and hardware revenues. Revenues for the six month period ended June 30, 1996 increased 2.5% over the comparable period in 1995 due primarily to a 49.6% increase in configurable software revenues and 24.3% increase in service revenues offset by a 23.2% decrease in custom software and hardware revenues.

     COST OF REVENUES

     Cost of revenues decreased 6.0% from $439,223 for the three month period ended June 30, 1995 to $412,906 for the three month period ended June 30, 1996. The decrease was due primarily to increased sales of higher margin configurable software packages. Cost of revenues increased 6.9% for the six month period ended June 30, 1996 versus the comparable period in 1995 due primarily to the hiring and training of additional personnel.


     GROSS PROFIT

     Gross profit increased 21.0% from $522,590 for the three month period ended June 30, 1995 to $632,511 for the three month period ended June 30, 1996. Gross profit as a percentage of total revenues increased from 54.3% for the three month period ended June 30, 1995 to 60.5% for the three month period ended June 30, 1996. The increased gross margin as a percentage of total revenues was due primarily to an increase in sales of higher margin configurable software packages. Gross profit as a percentage of total revenues decreased to 57.6% for the six month period ended June 30, 1996 from 59.4 % for the comparable period in 1995. The decrease was due primarily to the hiring and training of additional personnel.

     SALES, GENERAL AND ADMINISTRATIVE

     Sales, general and administrative expenses increased 141.1% to $1,114,327 for the three month period ended June 30, 1996 from $462,227 for the three month period ended June 30, 1995. The increase is due primarily to higher marketing expenditures, increased expenses related to the buildup of the domestic sales force and increased professional services expenses. Sales, general and administrative expenses increased 107.0% for the six month period in 1996 to $2,146,817 from $1,037,109 for the same period in 1995. The increase is due primarily to $246,750 of noncash expense associated with the granting of 67,500 and 3,000 shares of common stock to the Company's president and outside board of directors, respectively, at $3.50 per share on February 28, 1996; increased marketing expenditures; increased payroll costs for additional sales and administrative personnel; increased sales expenses; and increased professional services expenses. The Company expects sales, general and administrative costs to be higher in 1996 than in 1995 due to the expected growth of the Company.

     RESEARCH AND PRODUCT DEVELOPMENT

     Research and product development expenses increased 167.7% from $64,318 for the three month period ended June 30, 1995 to $172,163 for the three month period ended June 30, 1996. The increase is due to the Company's continuing focus on developing configurable software packages. Research and development expenses increased 118.1% for the six month period ended June 30, 1996 to $255,011 from $116,941 for the comparable period in 1995 due primarily to the Company's focus on developing configurable software packages. The Company expects research and product development expenses to continue to increase for the foreseeable future.

     INTEREST INCOME / EXPENSE

     The Company recorded net interest income of $35,002 for the three month period ended June 30, 1996 versus net interest expense of $12,630 for the comparable period in 1995. The interest income resulted from investment of the cash proceeds from the public offering completed in the second quarter. Net interest income for the six month period ended June 30, 1996 was $7,560 versus net interest expense of $17,963 for the comparable period in 1995. Interest income from investment of the cash proceeds from the Company's public offering more than offset interest expense on the convertible notes payable, the amortization of the convertible notes payable's original issue discount charged to interest expense and interest on a note payable to Arrow Electronics, Inc., entered in August 1995.

     INCOME TAXES

     Prior to January 1, 1995, the Company had elected S corporation status, and as a result, the Company's earnings were taxed at the shareholder level rather than the corporate level. On January 1, 1995, effective with becoming a C corporation, a deferred tax asset of $77,412 was recognized representing the tax effect of the basis differences of assets and liabilities for financial reporting and income tax purposes. The Company's effective tax rate for 1995 was 42.6% before the impact of the S corporation to C corporation change, which gave rise to a net income tax benefit of $54,741 for the three month period ended March 31, 1995. The Company did not record a tax benefit for the three month period or six month period ended June 30, 1996 as the likelihood of realization of the benefit is presently not likely.

LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $6,254,903 as of June 30, 1996I resulting from the public offering completed in the second quarter.

     On April 29, 1996 the Company's initial public offering became effective, resulting in approximately $7,537,000 of net proceeds including over-allotment. The offering closed on May 2, 1996, and the over-allotment approximately one month later. The Company believes that the net proceeds from its initial public offering combined with projected operating cash flow will be sufficient to fund its operations and capital expenditures through 1997.

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     All statements contained herein that are not historical facts are based on current expectations. These statements are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; competitive factors, such as the introduction of new products in the same markets; changes in operating costs including labor and general business and economic conditions; and other risk factors described from time to time in the Company's reports filed with the Securities and Exchange Commission. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as of the date made.



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

                           (ii)  Exhibit 27 - Financial Data Schedule

                  (b)      Reports on Form 8-K.

                           (i) May 28, 1996 - Announcing the resignation of Wesley Schultz from the temporary position of acting Vice President of Finance and Chief Financial officer and the assumption of such responsibilities by Patrick P. Irestone.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                                    SPANLINK COMMUNICATIONS, INC.
                                    (Registrant)



Date:    August 13, 1996            /s/Brett A. Shockley
         -----------------------    -----------------------------------------
                                    Brett A. Shockley
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:    August 13, 1996            /s/Patrick P. Irestone
         -----------------------    -----------------------------------------
                                    Patrick P. Irestone
                                    President and Chief Operating Officer


Date:    August 13, 1996            /s/Brian P. King
         -----------------------    ------------------------------------------
                                    Brian P. King
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)