Form 10QSB
period 1996-09-30
SPANLINK COMMUNICATIONS INC
filed 1996-11-13
CIK 1010064

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                           THE SECURITIES EXCHANGE ACT

         For the transition period from ______________ to ______________


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

At November 7, 1996, there were 5,080,500 shares of the issuer's no par value, Common Stock, outstanding.

Check whether this is a transitional small business disclosure format:
Yes _____  No __X__



                          SPANLINK COMMUNICATIONS, INC.

                                      INDEX

                                                                     Page Number
                                                                     -----------
PART I.  FINANCIAL INFORMATION

         Item 1.      Condensed Financial Statements

                      Condensed Balance Sheet as of                        3
                      September 30, 1996 and December 31, 1995

                      Condensed Statement of Operations                    4
                      for the three and nine month periods
                      ended September 30, 1996 and 1995

                      Condensed Statement of Cash Flows                    5
                      for the nine month periods ended
                      September 30, 1996 and 1995

                      Notes to Condensed Financial Statements              6

         Item 2.      Management's Discussion and Analysis                 7
                      of Financial Condition and Results of
                      Operations


PART II. OTHER INFORMATION                                                 8


SIGNATURES                                                                 9


                          SPANLINK COMMUNICATIONS, INC.
                             CONDENSED BALANCE SHEET

                           ASSETS
                                                                       SEPTEMBER 30,   DECEMBER 31,
                                                                           1996            1995
                                                                       -------------   ------------
                                                                       (UNAUDITED)      (AUDITED)
Current assets:
      Cash and cash equivalents                                        $  819,655      $  344,689
      Marketable securities                                             4,566,582
      Accounts receivable, net of allowance for
             doubtful accounts                                            866,131         568,113
      Costs and estimated earnings in excess of billings                   49,117         137,355
      Accrued royalty revenue                                             186,500         184,000
      Other current assets                                                206,104         142,604
                                                                       ----------      ----------
             Total current assets                                       6,694,089       1,376,761
Property and equipment, net                                               698,471         223,302
                                                                       ----------      ----------
             Total assets                                              $7,392,560      $1,600,063
                                                                       ==========      ==========


      LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Note payable - bank                                                              $  230,531
      Note payable - other                                                                343,683
      Accounts payable                                                 $  413,273         208,177
      Accrued expenses                                                    408,771         302,479
      Accrued income taxes                                                                 67,131
      Deferred revenue                                                    425,508         361,024
      Other current liabilities                                           116,498         266,020
                                                                       ----------      ----------
             Total current liabilities                                  1,364,050       1,779,045
                                                                       ----------      ----------

Shareholders' equity (deficit):
      Preferred stock; undesignated par value; 5,000,000
             shares authorized; none issued or outstanding
      Common stock; no par value; 25,000,000 shares
             authorized; 5,080,500 and 2,700,000 shares
             issued and outstanding, respectively at September
             30, 1996 and December 31, 1995                             8,193,663           3,000
      Accumulated deficit                                              (2,165,153)       (181,982)
                                                                       ----------      ----------
             Total shareholders' equity (deficit)                       6,028,510        (178,982)
                                                                       ----------      ----------
             Total liabilities and shareholders' equity (deficit)      $7,392,560      $1,600,063
                                                                       ==========      ==========

See accompanying notes to financial statements.


                          SPANLINK COMMUNICATIONS, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                   For the Three months and Nine months ended
                                  September 30
                                   (Unaudited)


                                             Three Months                            Nine Months
                                             ------------                            -----------
                                                                      %                                         %
                                          1996          1995        Change       1996            1995         Change
                                      ----------    ----------      ------    ----------      ----------      ------
Revenue                              $ 1,341,090   $ 1,146,414       17.0    $ 3,420,800     $ 3,175,421        7.7
Cost of Revenue                          507,452       386,274       31.4      1,389,083       1,211,026       14.7
                                     -----------   -----------      -----    -----------     -----------      -----

Gross Profit                             833,638       760,140        9.7      2,031,717       1,964,395        3.4
Gross profit as a percentage of             62.2%         66.3%                     59.4%           61.9%
revenues


Operating expenses:
Sales, general and
administrative                         1,385,095       510,633      171.2      3,531,912       1,547,742      128.2
Research and product development         314,190        54,889      472.4        569,201         171,830      231.3
                                     -----------   -----------      -----     ----------     -----------      -----
                                       1,699,285       565,522      200.5      4,101,113       1,719,572      138.5
                                     -----------   -----------                ----------     -----------      -----

(Loss) income from operations           (865,647)      194,618         --     (2,069,396)        244,823         --

Interest income (expense)                 78,665       (13,050)                   86,225         (31,013)
                                     -----------   -----------                ----------     -----------

(Loss) income before income             (786,982)      181,568         --     (1,983,171)        213,810         --
taxes

Provision (benefit) for income taxes           0        69,057         --              0          10,238         --
                                     -----------   -----------                ----------     -----------

Net (loss) income                    $  (786,982)  $   112,511         --    $(1,983,171)    $   203,572         --
                                     ===========   ===========               ===========     ===========


Net (loss) income per common share   $     (0.15)  $      0.04         --    $     (0.49)    $      0.08         --

Weighted average common shares         5,080,500     2,700,000                 4,039,555       2,700,000

Supplementary Data:
Supplementary net loss per
common and
 common equivalent shares                                                    $     (0.46)

Supplemental weighted average
 common and common equivalent shares                                           4,138,753


See accompanying notes to financial statements.



                          SPANLINK COMMUNICATIONS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                                  1996            1995
                                                                              ------------     ----------
Cash flows from operating activities:
        Net (Loss) Income                                                     $ (1,983,171)    $  203,572
        Reconciliation of net (loss) income to net cash used
              by operating activities:
              Depreciation and amortization                                        147,300         65,278
              Allowance for doubtful accounts, net of write-offs                    30,360
              Deferred income taxes                                                               (81,216)
              Common stock grant recognized as compensation                        246,750
              Amortization of original issue discount recognized as
                    interest expense                                                32,516
              Changes in current assets and liabilities                           (109,421)      (486,593)
                                                                              -------------    ----------
                    Net cash used by operating activities                       (1,635,666)      (298,959)
                                                                              ------------     ----------

Cash flows from investing activities:
        Purchases of marketable securities                                      (6,566,582)
        Maturities of marketable securities                                      2,000,000
        Additions to property and equipment                                       (594,944)       (50,790)
                                                                              ------------     ----------
                    Net cash used by investing activities                       (5,161,526)       (50,790)
                                                                              ------------     ----------

Cash flows from financing activities:
        Dividends paid to shareholders                                             (39,000)       (31,761)
        Advances on note payable - bank                                                           162,184
        Repayments on note payable - bank                                         (230,531)      (117,607)
        Advances on note payable - other                                                          380,178
        Repayments on note payable - other                                        (343,683)
        Proceeds from issuance of notes payable - convertible                      336,000
        Offering costs for notes payable - convertible                             (52,268)
        Proceeds from sale of stock warrants                                        64,000
        Proceeds from sale of common stock, net of issuance costs                7,537,640
                                                                              ------------     ----------
                    Net cash provided by financing activities                    7,272,158        392,994
                                                                              ------------     ----------

Net increase in cash and cash equivalents                                          474,966         43,245
Cash and cash equivalents at beginning of period                                   344,689         27,807
                                                                              ------------     ----------
Cash and cash equivalents at end of period                                    $    819,655     $   71,052
                                                                              ============     ==========

Supplemental disclosure of cash flow information:
        Cash paid during the period for interest                              $     23,465     $   29,779
                                                                              ============     ==========
        Cash paid during the period for income taxes                          $     75,000
                                                                              ============

Supplemental disclosure of noncash investing and financing activities:
              Conversion of notes payable to common stock, net of
                    unamortized original issue discount and offering
                    costs                                                     $    342,273
                                                                              ============

See accompanying notes to financial statements.



                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


NOTE 1- CONDENSED FINANCIAL STATEMENTS

     The unaudited condensed financial information contained in this report reflects all adjustments (consisting of normal recurring adjustments) considered necessary, in the opinion of management, for a fair presentation of results of the interim periods presented of Spanlink Communications, Inc. (the "Company").

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the most recent audited financial statements and notes thereto included in the Company's SB-2 registration statement file no. 333-2022-C, dated April 29, 1996. The results of operations of the periods ended September 30 are not necessarily indicative of the results of operations for a full year.

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

NOTE 3 - SHAREHOLDERS' EQUITY (DEFICIT)

SUPPLEMENTARY LOSS PER SHARE DATA
     Supplementary loss per share data reflects certain adjustments for: (i) the issuance of 71,420 shares of common stock in connection with the repayment of a note payable from certain net proceeds received from the Company's IPO that closed on May 2, 1996; (ii) the conversion of the Bridge Notes originally issued on February 28, 1996 into 125,000 shares of common stock that occurred in connection with the IPO; and (iii) the decrease of net loss by $75,655 for the nine months ended September 30, 1996 for interest expense, amortization of the Bridge Notes debt issuance costs, and amortization of original issue discount related to the issuance of the Bridge Notes. These adjustments were made as though these items had occurred on January 1, 1996 for (i) and February 28, 1996 for (ii).

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



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     REVENUE

     Total revenue increased 17.0% from $1,146,414 for the three month period ended September 30, 1995 to $1,341,090 for the comparable period in 1996. The increase was due primarily to a 19% increase in configurable software revenue and 45% increase in service revenue. Revenue for the nine month period ended September 30, 1996 increased 7.7% over the comparable period in 1995 due primarily to a 33.6% increase in configurable software revenue and 31.1% increase in service revenue offset by a 16.0% decrease in custom software and hardware revenue.

     COST OF REVENUE

     Cost of revenue increased 31.4% from $386,274 for the three month period ended September 30, 1995 to $507,452 for the three month period ended September 30, 1996. The increase was due primarily to labor and materials to support the higher sales levels as well as a ramp up in operations expenses to support a projected increase in sales. Cost of revenue increased 14.7% for the nine month period ended September 30, 1996 versus the comparable period in 1995 due primarily to the same reason as the three month period.

     GROSS PROFIT

     Gross profit increased 9.7% to $833,638 for the three month period ended September 30, 1996. Gross profit as a percentage of total revenue decreased from 66.3% for the three month period ended September 30, 1995 to 62.2% for the three month period ended September 30, 1996. The decreased gross margin as a percentage of total revenue was due primarily to a ramp up in operations expenses to support a projected increase in sales. Gross profit as a percentage of total revenue decreased to 59.4% for the nine month period ended September 30, 1996 from 61.9 % for the comparable period in 1995. The decrease was due primarily to the hiring and training of additional personnel in operations.

     SALES, GENERAL AND ADMINISTRATIVE

     Sales, general and administrative expenses increased 171.2% to $1,385,095 for the three month period ended September 30, 1996 from $510,633 for the three month period ended September 30, 1995. The increase is due primarily to higher marketing expenditures, increased expenses related to the buildup of the domestic sales force and increased professional services expenses. Sales, general and administrative expenses increased 128.2% for the nine month period in 1996 to $3,531,912 from $1,547,742 for the same period in 1995. The increase is due primarily to $246,750 of noncash expense associated with the granting of 67,500 and 3,000 shares of common stock to the Company's president and outside board of directors, respectively, at $3.50 per share on February 28, 1996; increased marketing expenditures; increased payroll costs for additional sales and administrative personnel; increased sales expenses; and increased professional services expenses.

     RESEARCH AND PRODUCT DEVELOPMENT

     Research and product development expenses increased 472.4% from $54,889 for the three month period ended September 30, 1995 to $314,190 for the three month period ended September 30, 1996. The increase is due to the Company's continuing focus on developing configurable software packages. Research and development expenses increased 231.3% for the nine month period ended September 30, 1996 to $569,201 from $171,830 for the comparable period in 1995 due primarily to the Company's focus on developing configurable software packages. The Company expects research and product development expenses to continue to increase for the next several quarters.

     INTEREST INCOME / EXPENSE

     The Company recorded net interest income of $78,665 for the three month period ended September 30, 1996 versus net interest expense of $13,050 for the comparable period in 1995. The interest income resulted from investment of the cash proceeds from the public offering completed in the second quarter. Net interest income for the nine month period ended September 30, 1996 was $86,225 versus net interest expense of $31,013 for the comparable period in 1995. Interest income from investment of the cash proceeds from the Company's public offering more than offset interest expense on the convertible notes payable, the amortization of the convertible notes payable's original issue discount charged to interest expense and interest on a note payable to Arrow Electronics, Inc., entered in August 1995.

     INCOME TAXES

     Prior to January 1, 1995, the Company had elected S corporation status, and as a result, the Company's earnings were taxed at the shareholder level rather than the corporate level. On January 1, 1995, effective with becoming a C corporation, a deferred tax asset of $77,412 was recognized representing the tax effect of the basis differences of assets and liabilities for financial reporting and income tax purposes. The Company's effective tax rate for 1995 was 42.6% before the impact of the S corporation to C corporation change. The Company did not record a tax benefit for the three month period or nine month period ended September 30, 1996 as the likelihood of realization of the benefit is presently not likely.

      LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash, cash equivalents and marketable securities of $5,386,237 as of September 30, 1996 resulting from the public offering completed in the second quarter.

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

                  None

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

                           None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                    SPANLINK COMMUNICATIONS, INC.
                                    (Registrant)

Date:    November 13, 1996          /s/ Brett A. Shockley
                                    -------------------------------------------
                                    Brett A. Shockley
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date:    November 13, 1996          /s/ Patrick P. Irestone
                                    -------------------------------------------
                                    Patrick P. Irestone
                                    President and Chief Operating Officer


Date:    November 13, 1996          /s/ Brian P. King
                                    -------------------------------------------
                                    Brian P. King
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)