Form 10KSB40
period 1996-12-31
SPANLINK COMMUNICATIONS INC
filed 1997-03-28
CIK 1010064

U.S. SECURITIES AND EXCHANGE COMMISSION, Washington, D.C. 20549

                                   Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Fiscal Year ended December 31, 1996       Commission File number 0-28138

                          Spanlink Communications, Inc.
                          -----------------------------
                                    Minnesota                         41-1618845

              7125 Northland Terrace, Minneapolis, Minnesota 55428
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number                 612-971-2000

                     One Main Street S. E., Minneapolis, MN
                     --------------------------------------
                     Former address

Securities registered under Section 12(b) of the Exchange Act:  None
Securities registered under Section 12(g) of the Exchange Act:
                                           Common Stock, no par value per share
                                           ------------------------------------
                                                      (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes __X__ NO ___

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__

State issuer's revenues for its most recent fiscal year: $5,422,929.

State the aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant based on the closing average price as reported by The Nasdaq Stock Market on March 21, 1997: $6,787,000.*

As of March 21, 1997, 5,080,500 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1997 are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

Transitional Small Business Disclosure Format (check one): Yes ___ No __X__

---------------------------------------------------
*Shares of Common Stock held beneficially by directors, executive officers and persons known to own beneficially in excess of 5 percent of the Common Stock have been excluded in calculating this value.


                                     PART I

Unless the context indicates otherwise, all references to the "Company", "Registrant' or the "Issuer" in this Annual Report on Form 10-KSB relate to Spanlink Communications, Inc.

The following United States registered trademarks appear in this Annual Report on Form 10-KSB and are owned by the Company: Spanlink, WebCall, ExtraAgent and PRODiag.


Item 1. Description of Business

General Development

The Company designs, develops and markets interactive computer telecommunications software and services that effectively and efficiently link business computer systems, telecommunications systems and the Internet. The Company has been shifting its focus from developing custom software for interactive communications systems to developing configurable software packages. These packages can be configured to meet the needs of particular customers or markets without modifying the underlying computer programming. The Company's software employs touch tone or speech recognition to allow consumers to use a telephone, rather than a company sales or service agent, to bank by phone, place a catalog order, temporarily suspend newspaper deliveries, obtain up-to-date stock quotes, check on airline arrivals and departures and provide callers alternatives to waiting on hold. The software also provides an integration availability between telephone systems and a company's host computer system that allow a screen full of information to "pop" up on a customer service agent's computer monitor. In addition, one of the Company's products can facilitate telephone communication between a user of the Internet's World Wide Web and a company's sales and service agents.

Using the Company's products, a business can allow its customers to interact with its computer system via the telephone, a fax machine or an Internet Web browser. Products include: the EXTRAAGENT family of products which allows businesses with a "call center" (a group of employees, called agents, dedicated to handling a high volume of incoming or outgoing calls) to provide efficient and effective service to the caller; WEBCALL which integrates call centers of a business with the World Wide Web; FASTPOINT which offers locator services and basic voice response functions to end users; and SELECTSOLUTIONS which provides custom interactive computer telecommunications software applications utilizing the Company's core software modules. In addition, the Company provides professional software services, including consulting, training, customization of its configurable software packages and maintenance.

The Company's strategy is to develop configurable software packages which meet a significant portion of the needs of a variety of interactive computer telecommunications markets. The Company plans to use these standard products as a foundation on which the Company, with a limited amount of additional work, can build application packages specific to its target markets. The Company's current target markets are call centers, newspapers and financial institutions. In addition, these configurable software packages can be modified to meet the particular needs of an individual customer within that market. For example, the Company's ExtraAgent product, which streamlines telephone calls into a call center, is used across a wide variety of industries. In the newspaper market, the Company has enhanced ExtraAgent to allow customers to report a delivery problem or temporarily stop their newspaper service. Historically, the Company has relied significantly on the marketing and distribution network of Lucent Technologies, Inc. (Lucent) to deliver its products and services into the marketplace. In 1996, the Company expanded and strengthened its own direct sales force to focus on strategic accounts. The Company has created distribution agreements with telephone and data processing dealers and alliances with original equipment manufacturers where appropriate. Over the past five years, the interactive computer telecommunications industry has begun to emerge as a major component of the communications industry. Based on information provided by Dataquest, a research organization, the Company believes that the interactive computer telecommunications markets, not including the World Wide Web, are over $2.5 billion in size and expected to grow to $5.8 billion in 1999.

The Company has sold over 1,000 of its configurable software packages and has designed and developed SelectSolutions for more than 180 customers in the United States, Germany, the United Kingdom, the Netherlands, Spain, Belgium, Mexico and Canada. The Company's products are installed in numerous government agencies and corporations such as Cargill, Citibank, Eli Lilly, Knight-Ridder, Minneapolis Star Tribune, Mobil, Northern States Power Company, Panasonic, Pepsico, Prudential, Shell Oil, Toro, United Air Lines and USA Today. However, the Company has no long-term sales agreements with any of these entities, and there can be no assurance that any future sales will be made to these customers.

The Company began operations and was incorporated under the laws of the state of Minnesota in August 1988. The Company's principal office is located at 7125 Northland Terrace, Minneapolis, Minnesota 55428, its home page can be located on the Internet at "http://www.spanlink.com" and its telephone number is (612) 971-2000.


Primary Products

All of the Company's products share an open, modular architecture and the same system software. This allows the Company to assemble different products into an interactive computer telecommunications (ICT) system to meet the needs of a particular customer. The Company's software operates in combination with a variety of other telephone systems, networks, LANs and host computers to allow businesses to improve their services at a lower cost.

Although subject to many variations, a call from a consumer to a business using the Company's ICT server might adhere to the following scenario. When a consumer places a call, it passes through the public telephone network to the business' PBX/ACD system. The PBX/ACD directs the call to the ICT server, where the Company's software collects the caller's telephone number from the public telephone network and accesses the host computer or LAN servers to obtain consumer information and determines how to manage the call. If no agents are currently available, the Company's software will give the consumer an estimate of how long the consumer will have to wait and a list of options. These options might include leaving a message for immediate or later call back, choosing the music on hold or transacting business using a touch tone keypad or by speaking commands. If the caller chooses to wait or leaves a message, the Company's software directs the information collected from the telephone network, ACD or computer system to the personal computer of an available call center agent, along with the call. Since the agent has the consumer information on the display, the service to the consumer can be delivered more quickly than if the call center agent were required to ask the consumer these questions first.

As demonstrated by the example, the Company's interactive computer telecommunications applications may employ any or all of voice messaging, interactive voice response (IVR), computer telephone integration (CTI) and Internet technologies and interface with the public telephone network, telephone systems and computer systems. The Company has developed a number of applications that interface with a wide variety of PBX/ACD Systems using standard telephony interfaces (Analog, T-1, PRI) and protocols (TSAPI, ASAI, ISDN, Digital Telephone Set emulation). The Company has developed solutions to work with a variety of PBX/ACDs, including Lucent Technologies, Northern Telecom, Rockwell and Siemens ROLM. The Company also has developed applications that interface with various computer systems from manufacturers such as IBM, Digital Equipment, Hewlett Packard, Sun Microsystems, Unisys, NCR and a variety of network servers. The Company has experience utilizing various network interfaces (Ethernet, Token Ring, BISYNC, SDLC, RS-232, X.25) as well as various communication and network protocols (TCP/IP, IPX/SPX, 3270 and 5250 terminal emulation, SNA, Sockets, RPC, FTP, Asynch).

The Company believes that its competitors typically focus on one or perhaps two stand-alone computer technologies like voice messaging, IVR, CTI and the Internet. These technologies generally operate independently and therefore offer a limited range of services. Voice messaging vendors are focused on recognizing the number dialed, answering the call with an appropriate personal greeting and taking a message. In general, voice messaging does not recognize information about who is calling or the status of the call center and cannot access a company computer system to enter and retrieve information or digitally instruct the PBX where to route a call. IVR applications allow callers to enter or retrieve information from a business computer system but do not normally recognize information about who is calling, why they are calling or the status of the call center. IVR is typically not capable of digitally instructing the PBX where to route a call and normally has limited or no voice message recording capabilities. CTI applications derive information from the PBX about the caller and the status of the call center and from the business computer system to determine where to route a call. CTI is normally capable of digitally instructing the PBX where to route a call and the computer system where to route call related information. It is not usually capable of asking questions of the caller if more information is required, taking a message or providing an automated transaction. World Wide Web vendors typically integrate with business computer systems but have no integration with the PBX or call center. The Company believes that its ability to utilize all of these technologies and to integrate them into configurable software packages provides greater customer service at a reduced cost, resulting in a competitive advantage for the Company.

The Company has four main types of interactive software products: ExtraAgent, WebCall, FastPoint and SelectSolutions. These products can be combined in a single interactive computer telecommunications system that utilizes voice messaging, IVR, CTI and the Internet. A typical sale ranges from $30,000 to $100,000, although a large customer sale could exceed $500,000.

EXTRAAGENT

ExtraAgent is a configurable software package which increases productivity and customer satisfaction in a call center by combining IVR, CTI and voice messaging technologies to enhance a telephone system's automatic call distribution capability. The software provides "extra agents" which can handle routine transactions by allowing callers to use automated features during peak business hours, resulting in a more even flow of calls for the human agents in a call center. ExtraAgent has multilingual capabilities and has been sold to customers in non-English speaking countries.

ExtraAgent software automatically collects the caller's telephone number using automatic number identification ("ANI") and queries a data base to determine the best call center agent to handle the call (for example, if the customer account is in arrears, ExtraAgent could forward the call to a collections agent). Based on the query, ExtraAgent will evaluate the approximate length of time the caller may need to wait in order to be connected to a call center agent. After providing an approximate wait time, ExtraAgent can provide tailored options to the caller, so the caller can select the best option. When the caller is connected with the appropriate call center agent, ExtraAgent has the capability to send a screen of information about the caller to the agent, reducing call time by approximately 15-20 seconds.

The Company has sold ExtraAgent to a variety of organizations in its target markets. For example, media organizations use ExtraAgent to automate some transactions and handle calls during peak hours or when the call center is not staffed. In a newspaper environment, subscribers can serve themselves by dialing ExtraAgent and pressing touch tone keys or speaking commands to suspend delivery during vacations, register service errors and request replacement papers at any time. Financial institutions have purchased ExtraAgent to enable their customers to perform common retail banking transactions by pressing touch tone keys or speaking commands. For example, at the Stadtsparkasse Hanover Bank in Hanover, Germany, customers can call the bank at anytime to check on their account balance and transfer funds by speaking commands.

WEBCALL

WebCall is a configurable software package which effectively integrates the Internet with a call center. Based on the Company's experience in the telecommunications industry, including participation in industry trade shows and conferences, the Company believes that WebCall is among the first to successfully create a link between traditional business telephone systems and a World Wide Web site. WebCall allows a consumer on the World Wide Web to select a button (icon) labeled "Talk To A Real Person" and receive a return call from a call center agent over a standard telephone. A consumer browsing through a catalog or product list at a company's World Wide Web site may have questions or may wish to purchase a product but may not care to transmit information, such as a credit card number, over the Internet. After clicking on the "Talk To A Real Person" button, a series of computer generated questions will appear on the consumer's screen. The consumer's responses will be transmitted to the agent and the consumer will be given an estimated call back time. Before the agent returns the consumer's call, the agent will review the questions and answers and obtain any additional information required. If a consumer is not comfortable transmitting information, such as credit card numbers, over the Internet, the agent can now take the credit card number and validate the account over the telephone.

The Company believes that a need exists for WebCall, a system that connects consumers to call centers by using standard Internet connections and allows the consumers the option to "talk to a real person." The Company believes that WebCall enhances a consumer's satisfaction by preparing the agent to respond to the consumer's questions. In addition, the Company believes that WebCall reduces the number of lost sales and provides the opportunity to make additional sales. WebCall also decreases a call center's costs by collecting information directly from a consumer, and thereby reducing the amount of time that an agent must spend on the telephone gathering information from the consumer.

The Company believes that WebCall benefits a variety of applications on the World Wide Web including electronic commerce, help desk and marketing. Companies that sell products on the Internet can use WebCall to connect the consumer to a human operator to complete a credit card transaction and possibly sell other products. Companies that provide on line help desks can use WebCall to connect a PC user, accessing a home page on the World Wide Web, with a person at the Company's help desk after the agent has analyzed the problem through background provided by WebCall. WebCall also enables companies to better track and assess the results of marketing programs that utilize the Internet.

FASTPOINT

FastPoint is a configurable software package that includes features commonly used to provide interactive locator services capability, such as (i) automated attendant, a series of options that instruct the caller to press certain numbers on a touch tone phone to be connected to various groups within a business (for example: "to reach sales, press 1; to reach security, press 2"); (ii) phone-fax, the ability to retrieve a fax using touch tone telephone; and (iii) service locator, which permits a caller to find the location of the service provider closest to the caller. These applications are common elements necessary to provide interactive voice response capability. In some cases, FastPoint will represent the customer's entire application. In other cases it might work in tandem with, or as a front end to, a custom application developed around a very specific customer requirement. FastPoint includes a bundle of common voice products, just as PC software is sold bundled with a single software product combining many applications. FastPoint provides basic levels of voice and fax response functionality without the time and expense of custom programming.

SELECTSOLUTIONS

The Company develops customized interactive computer telecommunications software which it refers to as "SelectSolutions." This portion of the Company's business enables the Company to create direct customer relationships and apply industry experience to develop additional configurable software packages for specific industries. SelectSolutions has provided the foundation for many of the Company's configurable software packages. By retaining ownership of its software application source code, the Company builds its library of reusable software modules which can be incorporated into future products, thereby reducing the cost and time necessary to develop new configurable software packages. The Company believes that this product line provides a strategic asset to the Company and its marketing strategy.

CUSTOMER SUPPORT

Once the Company's products are installed, the Company typically provides ongoing technical assistance for the life of the system. Technical support representatives provide technical diagnosis, consulting and engineering support through the Company's 24-hour customer service center. The Company also provides remote on-line diagnosis. The Company's products are sold with a limited 90 day software warranty and one year hardware warranty, commencing on the date of acceptance. Technical assistance after the warranty period must be purchased as part of a separately priced maintenance contract. To date, warranty claims have been negligible.

MAINTENANCE

After the expiration of the warranty, customers may purchase a renewable maintenance contract for either software or hardware or both. These contracts enable customers to continue to access the Company's customer service center. Post warranty hardware maintenance is provided on a time and materials basis through company employees and third party maintenance providers. The Company has no written agreements with these maintenance providers.

PROACTIVE DIAGNOSTICS

PROdiag, the Company's proactive diagnostics package, performs on-line monitoring and alarm notification of the Company's interactive computer telecommunications server by performing a series of tests to ensure error-free operation. PROdiag's diagnostics identify trends that indicate a degradation in application performance. Upon the discovery of a condition that could result in system failure, an alarm alerts the Company's technical support center for remote diagnosis and repair in the event of a system failure. In addition, PROdiag is capable of reporting functions for notification of error conditions, status, report of tests, actions taken and results. Notification or reporting of potentially unstable conditions minimizes potential downtime of the system.

CONSULTING AND PROFESSIONAL SERVICES

The Company offers a variety of consulting and professional services, including project and system management, application and human factors. Application consultants with technical engineering expertise survey and analyze the computer and telephone infrastructure of a business and recommend interactive computer telecommunications solutions. The Company believes that these consulting services enable the Company to introduce its products to potential customers. Through human factors consulting, the Company assists a business in the assessment of the ease with which callers can use a business' interactive computer telecommunications system. Businesses purchasing project management services retain the Company to monitor and control complex development projects and the installation of interactive computer telecommunications solutions. Customers not only purchase project management services in connection with the purchase of SelectSolutions, but also in connection with the purchase of the Company's configurable software packages.

HARDWARE SALES

The Company's products utilize the Intuity Platform, a hardware and base software system manufactured by Lucent Technologies, Inc. (Lucent). Although the Intuity Platform is premium priced, the Company has sold this platform to both large and small customers. In connection with the sale of its software, the Company also sells the necessary hardware to those organizations requiring the equipment. Currently, most of the Company's customers who purchase an initial system through the Company's direct sales force also purchase hardware. However, hardware sales as a percentage of total revenues have declined since 1993 due to the shift in the Company's business from the sale of custom voice processing software and the related hardware to the development and sale of configurable software packages. The Company believes that, long term, hardware as a percentage of total revenues will continue to decline as the Company develops a version of its products that operates on other platforms thereby allowing the software to be installed on an existing computer. Customers that purchase hardware through the Company receive the equipment manufacturer's warranty which is generally one year. The Intuity Platform is generally available from a number of different Lucent distributors. The Company does not anticipate any difficulty in obtaining the Intuity Platform.

COMPETITION

The market for interactive computer telecommunications products is intensely competitive and characterized by rapid, technological change. The Company believes that competition in this market is likely to persist and to intensify as a result of increasing demand for interactive computer telecommunications products. The Company's principal competitors include Brite Voice Systems, Edify, Intervoice, Periphonics, Syntellect and large diversified companies such as Lucent Technologies, Digital Equipment and IBM for which interactive computer telecommunications systems are a small portion of their overall business. In addition, local competitors include MicroVoice and Digital DataVoice. Although the Company has an OEM relationship with Lucent Technologies, Lucent Technologies also markets some software products not manufactured by the Company which could compete with the Company's products. Substantially all of the Company's principal competitors have greater financial, marketing, service, support, technical and other competitive resources than the Company.

Ongoing research and product development for interactive computer telecommunications products is widespread, and as a result, the Company does not know the full extent of its competition or the stage of its competitors' product development. In the future, the Company also may face competition from these and other parties that develop interactive computer telecommunications products. There can be no assurance that the market for interactive computer telecommunications products will not ultimately be dominated by strategies other than those employed by the Company.

The Company believes that the principal competitive factors affecting the market for interactive computer telecommunications products include the ease of implementation, flexibility, expansion of customer service provided and cost savings resulting from improved operational efficiency. The Company believes that the Company's customer base will broaden as a result of the benefits provided by its packaged products developed for growing telecommunications markets. However, there can be no assurance that the Company can maintain its competitive position against current and potential competitors, especially those with significantly greater resources.

Current and potential competitors have established or may in the future establish cooperative relationships to increase the ability of their products to address the interactive computer telecommunications needs of the Company's prospective customers. Accordingly, it is possible that new competitors or alliances may emerge and rapidly acquire significant market share. If this were to occur, the financial condition or results of operations of the Company could be materially adversely affected.

MARKETING AND SALES

The Company markets its products in North America through its direct sales force and pursuant to agreements with Lucent Technologies, Inc. The Company has identified five target markets on which it focuses its direct marketing and sales activities:

* Call centers such as customer service centers, catalog order centers, ticket reservation centers and businesses such as service bureaus.

* Media markets such as newspapers, cable, television and radio organizations.

* Healthcare markets such as HMO's, PPO's, dental insurance and other insurance coverage organizations in the health care field.

* Manufacturing markets for such applications as order entry, warranty status and credit card verification.

* Utility markets for such applications as power outage reporting, billing and customer services.

* Financial institutions such as banks, credit unions, mortgage banks and diversified financial service organizations.

In addition, the Company plans to continue to sell its products through its relationships with Lucent and to establish a dealer distribution network through alliances with existing telephone and data processing dealers and original equipment manufacturers, such as predictive dialing software manufacturers and business systems hardware and software manufacturers.

The Company's direct sales employees solicit prospective customers and provide technical advice and support with respect to the Company's products. During 1996, the Company focused its marketing and sales efforts on building a sales organization to call directly on system users in its target markets.

The Company's marketing strategy is to target and penetrate specific markets by selling and marketing broad based configurable software packages in order to meet the initial needs of a large group of customers quickly and efficiently. In addition, the Company intends to market and sell industry specific configurable software packages to each target market to increase penetration and market share. The Company also plans to utilize SelectSolutions to customize value added applications for customers in each target market, thereby increasing penetration and market share.


LUCENT TECHNOLOGIES RELATIONSHIPS

Since 1989, the Company has worked together in a variety of relationships with various units of AT&T and its successor Lucent Technologies, Inc., to develop software, distribute interactive computer telecommunications products, transfer technology and co-market. The Company currently develops its software products to operate on the Intuity Platform and has an agreement to purchase Lucent hardware and system software at discounts. The Company utilizes Lucent services at times to repair and upgrade Lucent products that have been sold by the Company. As a result of these relationships the Company has been able to broaden its distribution of products, accelerate the development of products and generate revenues and profits from the sale of its products. Total revenues from Lucent were approximately $2,550,000 and $2,300,000 for the years ended December 31, 1996 and 1995, respectively, which represented 47% and 53% of total revenues for 1996 and 1995, respectively.

The Company's business relationships with Lucent Technologies fall into three main categories - Voice Processing Co-Marketer (VPC), Independent Software Vendor (ISV) and Software Licenser . As a VPC, the Company has access to Lucent proprietary technology and services, receives volume purchase discounts on hardware and system software and marketing and selling relationships with Lucent sales and marketing for purposes of selling Company products. The Company is one of three companies who have been named "co-marketers with distinction" certified to handle Lucent's advanced speech technologies such as speech recognition and ISDN network integration. This relationship is valuable to the Company for purposes of selling software products to end customers where Lucent PBX products are installed and where the Intuity Platform is utilized as part of a customer system. The Company acquires the Intuity Platform at a discount, installs its software products and resells the hardware and software to the end customer at a price equal to cost plus a profit margin.

As an Independent Software Vendor (ISV), the Company provides development services as ordered by Lucent. The Company's right to provide development services as an ISV is non-exclusive. Lucent may contract with others to procure the same or comparable services and no minimum amount of work is guaranteed to the Company. If the Company develops an application for a Lucent customer, which requires further modification, Lucent has agreed to solicit the Company's services provided the customer has been satisfied with the Company's services. The Company has agreed not to contact Lucent's customers directly. This program provides a method for the Company to distribute its software products and services through Lucent to end customers. Usage rights for the developed software are licensed to Lucent and the end customer for purposes of support. Rights to the source code, design and materials remain the property of the Company.

The Company has developed and provides to Lucent for distribution a configurable call center software package. The Company provides a license to Lucent to distribute the software in return for quarterly royalty payments to the Company. The royalty payments will vary based on the number of copies of the software sold. Lucent is not required to make any minimum royalty payments nor is Lucent restricted from offering comparable products. The current configurable software package offering incorporates the ability to communicate in 11 languages and can be sold on a global basis. The Company also directly distributes the call center software via its direct sales force and through other dealers. Since 1993, over 1,000 of the Company's call center configurable software packages have been sold and installed by Lucent Technologies.

Research and Product Development

The Company spent $1,016,048 in 1996 and $238,916 in 1995 on research and product development. In the past, the majority of the Company's research and product development efforts have been funded through the design of customized products for its customers and have been included in cost of revenues. However, the Company intends to fund future research and product development efforts independently through internally generated funds, as well as through customizing products for its customers. The Company is conducting research into new technologies and new methods of creating products and product extensions.

Backlog

The Company fills orders as they are received and has had no significant order backlogs. Accordingly, the Company periodically has experienced month to month fluctuations in its net sales. The Company has experienced and may in the future experience periods in which low unit volume could result in operating losses.

Government Regulation

The Company currently is not subject to direct regulation by any government agency, other than regulations applicable to businesses generally.

Intellectual Property Rights

The Company's policy is to own all software it has developed for its customers. The Company believes that its success is dependent, in part, upon its proprietary software and telecommunications technology. The Company relies on trademark, copyright and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect its proprietary rights. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

The Company is not aware of any violation of proprietary rights claimed by any third party relating to the Company or the Company's products. Because the computer technology market is characterized by frequent and substantial intellectual property litigation there can be no assurance that the Company will not become involved in such litigation in the future to either enforce or defend its intellectual property rights. Intellectual property litigation is complex and expensive and the outcome of such litigation is difficult to predict. There can be no assurance that the Company will have the funds necessary to defend or pursue such litigation.

Employees

At December 31, 1996 the Company employed 87 employees, of which 81 are full time. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company believes it maintains good relations with its employees.


Item 2. Description of Property

The Company currently leases 26,993 square feet for its office and warehouse facilities located at 7125 Northland Terrace, Minneapolis, Minnesota under a lease which will terminate on July 1, 2002. Annual rental costs are approximately $245,000 over the term of the lease. Rent expense for the years ended December 31, 1996 and December 31, 1995 was $79,406 and $31,204 respectively.

The Company also leases 9,989 square feet of commercial office space at One Main Street SE, Minneapolis, Minnesota 55414 under a lease which will terminate on September 30, 1999. From October 1, 1994 through September 30, 1995 the annual base rental payment was $29,967 and will increase annually to $64,929 in the final year of the lease. In January, 1997, the Company moved all its operations from the One Main Street location to the Northland Terrace site. The Company has the right to sublease the space at One Main Street and is currently actively pursuing that option.


Item 3. Legal Proceedings

The Company is not involved in any pending or, to its knowledge, threatened material litigation.


Item 4. Submission of Matters to a Vote of Security Holders

                                 Not Applicable.


                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters

(a)     Market Information

The Company's common stock trades on The Nasdaq SmallCap Market under the symbol SPLK. The following table shows the range of high and low quotations for the Company's Common Stock on The Nasdaq Stock Market for the fiscal quarters indicated, as reported by Nasdaq in its "Monthly Statistical Report". The quotations represent prices in The Nasdaq SmallCap Market between dealers in securities, and do not include retail mark-up, mark-down or commission, and may not represent actual transactions.

                                         High          Low
                                         ----          ---

          1996
          ----
          First Quarter                    -             -
          Second Quarter                 8 1/8        4 3/4
          Third Quarter                  5 7/8        3 1/4
          Fourth Quarter                 4 3/8           3


(b)      Approximate Number of Holders of Common Equity

                                          Approximate Number of
                                             Record Holders
         Title of Class                   (as of March 21, 1997)
         --------------                   ----------------------

         Common Stock, No par value               1,750


(c)      Dividends

The Company has not paid any dividends on its Common Stock, and the Board of Directors intends to retain earnings for the foreseeable future for use in the expansion of the Company's business.


Item 6. Management's Discussion and Analysis or Plan of Operations

The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1996 Annual Report to Shareholders is hereby incorporated by reference.


Item 7. Financial Statements

The following financial statements of the Company are included in Exhibit 13.1 of this document:

  (i)  Report of Independent Accountants

 (ii)  Balance Sheet as of December 31, 1996 and 1995

(iii)  Statement of Operations -For the Years ended December 31, 1996 and 1995

 (iv) Statement of Shareholders' Equity (Deficit) - For the Years ended December 31, 1996 and 1995

  (v)  Statement of Cash Flows-For the Years ended December 31, 1996 and 1995

 (vi)  Notes to Financial Statements


Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Not Applicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The information contained under the headings "Election of Directors," "Executive Officers of the Company," and "Section 16(a) Reporting" in the Company's definitive proxy statement for its annual meeting of shareholders to be held May 13, 1997, is hereby incorporated by reference.


Item 10. Executive Compensation

The information contained under the heading "Executive Compensation" in the Company's definitive proxy statement for its annual meeting of shareholders to be held May 13, 1997, is hereby incorporated by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its annual meeting of shareholders to be held May 13, 1997, is hereby incorporated by reference.


Item 12. Certain Relationships and Related Transactions

The information contained under the heading "Certain Transactions" in the Company's definitive proxy statement for its annual meeting of shareholders to be held May 13, 1997, is hereby incorporated by reference.

Item 13. Exhibits and Reports on Form 8-K

The following portions of Item 13 are submitted as separate sections of this report:
                (a)       (1)     -List of financial statements
                (a)       (2)     -List of exhibits
                (a)       (3)     -Exhibits

Reports on Form 8-K

No reports on Form 8-K were filed during the three months ended December 31, 1996.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SPANLINK COMMUNICATIONS, INC.

March 21,1997                           /s/ Brett A. Shockley
Date                                    Brett A. Shockley, Chairman
                                        and Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


Signature                                  Title                         Date
---------                                  -----                         ----

/s/ Brett A. Shockley                                                March 21, 1997
---------------------------
Brett A. Shockley             Chairman, Chief Executive
                              Officer and Director (Principal
                              Executive Officer)

/s/ Patrick P. Irestone                                              March 21, 1997
---------------------------
Patrick P. Irestone           President, Chief Operating Officer
                              and Director


/s/ Brian P. King                                                    March 21, 1997
Brian P. King                 Vice President Finance, Chief
                              Financial Officer
                              (Principal Financial and
                              Accounting Officer)

/s/ Loren A. Singer                                                  March 21, 1997
---------------------------
Loren A. Singer               Secretary, Director


/s/ Bruce E. Humphrey                                                March 21, 1997
---------------------------
Bruce A. Humphrey             Director


/s/ Thomas F. Madison                                                March 21, 1997
---------------------------
Thomas F. Madison             Director


/s/ Joseph D. Mooney                                                 March 21, 1997
---------------------------
Joseph D. Mooney              Director



                          ANNUAL REPORT ON FORM 10-KSB

                              ITEM 13(a)(1) LIST OF
                         FINANCIAL STATEMENTS YEAR ENDED
                           DECEMBER 31, 1996 SPANLINK
                              COMMUNICATIONS, INC.
                             MINNEAPOLIS, MINNESOTA

The following financial statements of Spanlink Communications, Inc. are included as Exhibit 13.1 of this document:

Report of Independent Accountants

Balance Sheet as of December 31, 1996 and 1995

Statement of Operations - For the Years ended December 31, 1996 and 1995

Statement of Shareholders' Equity (Deficit) -For the Years ended December 31, 1996 and 1995

Statement of Cash Flows - For the Years ended December 31, 1996 and 1995

Notes to Financial Statements



                          ANNUAL REPORT ON FORM 1O-KSB

                       ITEM 13 (a)(2) LISTING OF EXHIBITS

                                       AND

                             ITEM 13(a)(3)-EXHIBITS

                          YEAR ENDED DECEMBER 31, 1996


                          SPANLINK COMMUNICATIONS, INC.

                             MINNEAPOLIS, MINNESOTA



ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

A.       Exhibits

         Exhibit Number                Description
         --------------                -----------

         3.1 First Restatement of Articles of Incorporation of small business issuer (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         3.2 Bylaws of small business issuer (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         4.1 Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         4.2 Form of Subscription and Investment Representation Agreement; Form of Lock-up Agreement (pursuant to Section 7 of the Subscription and Investment Representation Agreement) (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         4.3 Form of Bridge Note (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         4.4      Form of Bridge Warrant (incorporated by reference to Exhibit
                  4.4 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         4.5 Promissory Note to Arrow Electronics, Inc. in the principal amount of $414,427.36 dated August 2, 1995 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         10.1 Credit and Security Agreement between Norwest Credit, Inc. and Spanlink Communications, Inc. dated February 14, 1995 and Revolving Loan Note in the amount of $600,000; Collateral Account Agreement dated February 14, 1995; Lockbox Agreement dated February 14, 1995 (incorporated by reference to Exhibit
                  10.1 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         10.2 Letter of Credit Agreement between Inacom, Inc. and the Company dated January 10, 1995; Personal Guaranties of Brett
                  A. Shockley, Loren A. Singer, Jr., and Todd A. Parenteau dated January 11, 1996 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         10.3 Second Amendment to Loan Agreement and Note Extension Agreement between First Bank National Association and Spanlink Communications, Inc. dated February 28, 1994; Renewal Promissory Note in the principal amount of $250,000 dated October 29, 1993 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         10.4 Software Development Agreement between AT&T and Spanlink Communications, Inc. dated January 28, 1994; Amendment dated February 15, 1996 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         10.5 Limited Source Code License Agreement between AT&T and Spanlink Communications, Inc. dated May 4, 1993 (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         10.6 Escrow Agreement between AT&T, All-Data, Inc. and Spanlink Communications, Inc. dated March 1, 1994 (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         10.7 Software Modification Agreement between AT&T and Spanlink Communications, Inc. dated May 4, 1993 (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         10.8 Certification Agreement for Resale of AT&T Voice Processing Products by Authorized Voice Processing Co-Marketer with Distinction between the Global Business Communications Systems unit of AT&T and Spanlink Communications, Inc. dated July 29, 1993; Amendment dated November 30, 1993 (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         10.9 Agreement between NCR GmbH and Spanlink Communications, Inc. dated March 18, 1994 (incorporated by reference to Exhibit
                  10.9 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         10.10 Maintenance Agreement between State of New York Department of Labor and Spanlink Communications, Inc. dated May 6, 1993; Renewal Agreement dated February 13, 1995 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         10.11 Office Lease Agreement between Spanlink Communications, Inc. and Ryan Companies US, Inc. dated December 6, 1996.

         10.12 Employment Agreement between Spanlink Communications, Inc. and Patrick P. Irestone dated September 23, 1994; Amendment dated January 31, 1996 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         10.13 Office Lease Agreement between Spanlink Communications, Inc. and Riverplace Inc. dated August 8, 1994 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         10.14 Spanlink Communications, Inc. 1996 Omnibus Stock Plan (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         13.1     Audited Financial Statements

         13.2     Management's Discussion and Analysis

         23.1     Consent of Price Waterhouse LLP (page 48 of this report).

         24.1 Power of Attorney (included in the signature page to the Form 10-KSB).

         27.1     Supplemental Data Schedule; electronic filing only.


B.       REPORTS ON FORM 8-K

         NONE