Form 10QSB
period 1997-03-03
SPANLINK COMMUNICATIONS INC
filed 1997-05-09
CIK 1010064

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  March 31, 1997

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                           THE SECURITIES EXCHANGE ACT

         For the transition period from ___________________ to ________________


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


                     7125 Northland Terrace, Minneapolis, MN
                    (Address of principal executive offices)

                                 (612) 971-2000
                           (Issuer's telephone number)

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

At May 9, 1997, there were 5,080,500 shares of the issuer's no par value, Common Stock, outstanding.

Check whether this is a transitional small business disclosure format:
Yes ___  No _X_





                          SPANLINK COMMUNICATIONS, INC.

                                      INDEX

                                                                   Page Number

PART I.  FINANCIAL INFORMATION

   Item 1.   Condensed Financial Statements

             Condensed Balance Sheet as of                                3
             March 31, 1997 and December 31, 1996

             Condensed Statement of Operations                            4
             for the three month periods ended
             March 31, 1997 and 1996

             Condensed Statement of Cash Flows                            5
             for the three month periods ended
             March 31, 1997 and 1996

             Notes to Condensed Financial Statements                      6

   Item 2.   Management's Discussion and Analysis                         7
             of Financial Condition and Results of
             Operations

PART II. OTHER INFORMATION                                                8


SIGNATURES                                                                9





                          SPANLINK COMMUNICATIONS, INC.
                             CONDENSED BALANCE SHEET


                                    ASSETS                   (UNAUDITED)     (AUDITED)
                                                              MARCH 31,     DECEMBER 31,
                                                                1997           1996
                                                             -----------    -----------
Current assets:
      Cash and cash equivalents                              $ 1,277,835    $ 2,284,952
      Marketable securities                                    1,994,732      2,092,553
      Accounts receivable, net of allowances                   1,187,694      1,993,667
      Costs and estimated earnings in excess of billings         289,081         61,641
      Other current assets                                       751,631        364,399
                                                             -----------    -----------
            Total current assets                               5,500,973      6,797,212
Property and equipment, net                                    1,171,112        837,488
                                                             -----------    -----------
            Total assets                                     $ 6,672,085    $ 7,634,700
                                                             ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Current portion capital lease obligation               $    46,284
      Accounts payable                                           669,855    $   924,590
      Accrued expenses                                           638,790        802,421
      Other current liabilities                                  764,048        730,656
                                                             -----------    -----------
            Total current liabilities                          2,118,977      2,457,667

Capital lease obligation                                         233,500
                                                             -----------    -----------
            Total liabilities                                  2,352,477      2,457,667
                                                             -----------    -----------

Shareholders' equity:
      Common stock                                             8,193,663      8,193,663
      Accumulated deficit                                     (3,874,055)    (3,016,630)
                                                             -----------    -----------
            Total shareholders' equity                         4,319,608      5,177,033
                                                             -----------    -----------
            Total liabilities and shareholders' equity       $ 6,672,085    $ 7,634,700
                                                             ===========    ===========


See accompanying notes to financial statements.




                          SPANLINK COMMUNICATIONS, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                                    MARCH 31

                                                           (Unaudited)
                                                          Three Months
                                                          ------------
                                                                                %
                                               1997            1996           Change
                                               ----            ----           ------

Revenues                                   $ 1,527,635     $ 1,034,293          47.7
Cost of revenues                               688,306         468,725          46.8
                                           -----------     -----------

Gross profit                                   839,329         565,568          48.4
Gross profit as a percentage of revenues          54.9%           54.7%

Operating expenses:
Sales, general and administrative            1,300,328       1,032,490          25.9
Research and product development               443,401          82,848         435.2
                                           -----------     -----------
                                             1,743,729       1,115,338          56.3
                                           -----------     -----------

Loss from operations                          (904,400)       (549,770)         64.5

Interest income (expense)                       46,975         (27,442)        271.2
                                           -----------     -----------

Loss before income taxes                      (857,425)       (577,212)         48.5

Provision  for income taxes                          0               0           --
                                           -----------     -----------

Net loss                                   $  (857,425)    $  (577,212)         48.5
                                           ===========     ===========


Net loss per common share                  $     (0.17)    $     (0.21)        (19.0)

Weighted average common shares               5,080,500       2,725,566

Supplementary data:
Supplemental net loss per common and
   common equivalent share                                  $    (0.19)
Supplemental weighted average common
   and common equivalent shares                              2,838,653


See accompanying notes to financial statements.



                          SPANLINK COMMUNICATIONS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                                           1997            1996
                                                                        -----------    -----------
Cash flows from operating activities:
       Net loss                                                         $  (857,425)   $  (577,212)
       Reconciliation of net loss to net cash (used) provided by
              operating activities:
              Depreciation and amortization                                  94,250         35,287
              Common stock grant recognized as compensation expense                        246,750
              Amortization of original issue discount recognized as
                    interest expense                                                        16,000
              Changes in current assets and current liabilities            (193,673)       318,309
                                                                        -----------    -----------
                    Net cash (used) provided by operating activities       (956,848)        39,134
                                                                        -----------    -----------

Cash flows from investing activities:
       Purchases of marketable securities                                (1,402,179)
       Maturities of marketable securities                                1,500,000
       Additions to property and equipment                                 (127,474)       (93,841)
                                                                        -----------    -----------
                    Net cash used by investing activities                   (29,653)       (93,841)
                                                                        -----------    -----------

Cash flows from financing activities:
       Payment of dividends accrued in prior years                                         (38,708)
       Repayments on capital lease obligation                               (20,616)
       Repayments on note payable - bank                                                  (230,531)
       Repayments on note payable - other                                                  (97,998)
       Net proceeds from issuance of notes payable and warrants                            347,732
                                                                        -----------    -----------
                    Net cash used by financing activities                   (20,616)       (19,505)
                                                                        -----------    -----------

Net decrease in cash and cash equivalents                                (1,007,117)       (74,212)
Cash and cash equivalents at beginning of period                          2,284,952        344,689
                                                                        -----------    -----------
Cash and cash equivalents at end of period                              $ 1,277,835    $   270,477
                                                                        ===========    ===========

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest                         $     6,348    $    13,352
                                                                        ===========    ===========
       Cash paid during the period for income taxes                                    $    75,000
                                                                                       ===========

Supplemental schedule of non-cash investing and financing activities:
       Capital lease obligation incurred                                $   300,400
                                                                        ===========


See accompanying notes to financial statements.



                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)


NOTE 1- CONDENSED FINANCIAL STATEMENTS

     The unaudited condensed financial information contained in this report reflects all adjustments (consisting of normal recurring adjustments) considered necessary, in the opinion of management, for a fair presentation of results of the interim periods presented of Spanlink Communications, Inc. (the "Company").

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the most recent audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 1996. The results of operations of the periods ended March 31 are not necessarily indicative of the results of operations for a full year.

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

NOTE 3 - SHAREHOLDERS' EQUITY

NET LOSS PER SHARE

     Net loss per share is computed based on the weighted average number of common and common equivalent shares outstanding for the period. Common equivalent shares which include options and warrants using the treasury stock method have been excluded as their effect would be anti-dilutive.

     Supplementary loss per share data reflects certain adjustments for: (i) the issuance of 71,420 shares of common stock in connection with the repayment of a note payable from certain net proceeds received from the Company's IPO that closed on May 2, 1996; (ii) the conversion of the Bridge Notes originally issued on February 28, 1996 into 125,000 shares of common stock that occurred in connection with the IPO; and (iii) the decrease of net loss by $39,630 for the three months ended March 31, 1996 for interest expense, amortization of the Bridge Notes debt issuance costs, and amortization of original issue discount related to the issuance of the Bridge Notes. These adjustments were made as though these items had occurred on January 1, 1996 for (i) and February 28, 1996 for (ii).



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     REVENUES

     Total revenues increased 47.7% from $1,034,293 for the three month period ended March 31, 1996 to $1,527,635 for the comparable period ended March 31, 1997 due primarily to increased system sales by the Company's direct sales force.

     COST OF REVENUES

     Cost of revenues increased 46.8% from $468,725 for the three month period ended March 31, 1996 to $688,306 for the three month period ended March 31, 1997. The increase was due primarily to labor and materials related to the higher sales levels.

     GROSS PROFIT

     Gross profit increased 48.4% to $839,329 for the three month period ended March 31, 1997. Gross profit as a percentage of total revenue increased slightly from 54.7% for the three month period ended March 31, 1996 to 54.9% for the three month period ended March 31, 1997 due primarily to an increase in sales of higher margin configurable software.

     SALES, GENERAL AND ADMINISTRATIVE

     Sales, general and administrative expenses increased 25.9% to $1,300,328 for the three month period ended March 31, 1997 from $1,032,490 for the three month period ended March 31, 1996. The increase is due primarily to higher marketing expenditures, increased expenses related to the buildup of the domestic sales force and sales management. Sales, general and administrative expenses for the three month period ended March 31, 1996, includes $246,750 of noncash expense associated with the granting of 70,500 shares of common stock to the Company's president and outside board of directors.

     RESEARCH AND PRODUCT DEVELOPMENT

     Research and product development expenses increased 435.2% from $82,848 for the three month period ended March 31, 1996 to $443,401 for the three month period ended March 31, 1997. The increase is due to the Company's continuing focus on developing configurable software packages.

     INTEREST INCOME (EXPENSE)

     The Company recorded net interest income of $46,975 for the three month period ended March 31, 1997 versus net interest expense of $27,442 for the comparable period in 1996. The interest income resulted from investment of the cash proceeds from the public offering completed in the second quarter of 1996.

     INCOME TAXES

     The Company did not record a tax benefit for the three month periods ended March 31, 1997 and 1996 as the likelihood of realization of the benefit is presently not likely.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash, cash equivalents and marketable securities of $3,272,567 as of March 31, 1997 resulting from the public offering completed in the second quarter of 1996. The Company believes that its current cash resources combined with projected operating cash flow will be sufficient to fund its operations and capital expenditures through 1997.

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

           None.

Item 5.    Other Information.

           Not Applicable.

Item 6.    Exhibits and Reports on Form 8-K.

            (a)      Exhibit 27 - Financial Data Schedule

            (b)      Reports on Form 8-K.

                     None



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                  SPANLINK COMMUNICATIONS, INC.
                                  (Registrant)

Date:    May 9, 1997              /s/ Brett A. Shockley
                                  Brett A. Shockley
                                  Chief Executive Officer
                                  (Principal Executive Officer)


Date:    May 9, 1997              /s/ Patrick P. Irestone
                                  Patrick P. Irestone
                                  President and Chief Operating Officer


Date:    May 9, 1997              /s/ Brian P. King
                                  Brian P. King
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)