Form 10QSB
period 1997-06-30
SPANLINK COMMUNICATIONS INC
filed 1997-08-12
CIK 1010064

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                   THE SECURITIES EXCHANGE ACT

          For the transition period from _____________ to _____________


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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

At August 8, 1997, there were 5,080,500 shares of the issuer's no par value, Common Stock, outstanding.


whether this is a transitional small business disclosure format:  Yes ___ No _X_

                          SPANLINK COMMUNICATIONS, INC.

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I.  FINANCIAL INFORMATION

         Item 1.           Condensed Financial Statements

                           Condensed Balance Sheet as of                 3
                           June 30, 1997 and December 31, 1996

                           Condensed Statement of Operations             4
                           for the three and six month periods
                           ended June 30, 1997 and 1996

                           Condensed Statement of Cash Flows             5
                           for the nine month periods ended
                           June 30, 1997 and 1996

                           Notes to Condensed Financial Statements       6

         Item 2.           Management's Discussion and Analysis          7
                           of Financial Condition and Results of
                           Operations


PART II. OTHER INFORMATION                                               8


SIGNATURES                                                               10

                          SPANLINK COMMUNICATIONS, INC.
                             CONDENSED BALANCE SHEET


                                    ASSETS            (UNAUDITED)    (AUDITED)
                                                        JUNE 30,    DECEMBER 31,
                                                          1997          1996
                                                      -----------   -----------
Current assets:
 Cash and cash equivalents                            $   566,529   $ 2,284,952
 Marketable securities                                    999,714     2,092,553
 Accounts receivable, net of allowances                 1,058,711     1,993,667
 Costs and estimated earnings in excess of billings       380,673        61,641
 Other current assets                                     891,577       364,399
                                                      -----------   -----------
  Total current assets                                  3,897,204     6,797,212
Property and equipment, net                             1,255,602       837,488
                                                      -----------   -----------
  Total assets                                        $ 5,152,806   $ 7,634,700
                                                      ===========   ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
 Current portion capital lease obligation             $    46,284
 Accounts payable                                         473,733   $   924,590
 Accrued expenses                                         599,036       802,421
 Other current liabilities                                736,131       730,656
                                                      -----------   -----------
  Total current liabilities                             1,855,184     2,457,667

Capital lease obligation                                  222,499
                                                      -----------   -----------
  Total liabilities                                     2,077,683     2,457,667
                                                      -----------   -----------

Shareholders' equity:
 Common stock                                           8,193,663     8,193,663
 Accumulated deficit                                   (5,118,540)   (3,016,630)
                                                      -----------   -----------
  Total shareholders' equity                            3,075,123     5,177,033
                                                      -----------   -----------
  Total liabilities and shareholders' equity          $ 5,152,806   $ 7,634,700
                                                      ===========   ===========

See accompanying notes to financial statements.

                          SPANLINK COMMUNICATIONS, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                          SECOND QUARTER AND SIX MONTHS
                                   (UNAUDITED)


                                             Three Months Ended                        Six Months Ended
                                                  June 30,                                 June 30,
                                             1997           1996      % Change       1997            1996    % Change
                                          --------------------------   -------   --------------------------    ------
Revenues                                  $ 1,131,832    $ 1,045,417       8.3%  $ 2,659,467    $ 2,079,710      27.9%
Cost of Revenues                              602,140        412,906      45.8%    1,290,446        881,631      46.4%
                                          -----------    -----------   -------   -----------    -----------    ------


Gross Profit                                  529,692        632,511     -16.3%    1,369,021      1,198,079      14.3%
Gross profit as a percentage of revenues         46.8%          60.5%                   51.5%          57.6%

Operating expenses:
Sales, general and administrative           1,369,235      1,114,327      22.9%    2,669,563      2,146,817      24.3%
Research and product development              427,059        172,163     148.1%      870,460        255,011     241.3%
                                          -----------    -----------   -------   -----------    -----------    ------
                                            1,796,294      1,286,490      39.6%    3,540,023      2,401,828      47.4%
                                          -----------    -----------   -------   -----------    -----------    ------

Loss from operations                       (1,266,602)      (653,979)     93.7%   (2,171,002)    (1,203,749)     80.4%

Interest income                                22,118         35,002     -36.8%       69,093          7,560     813.9%
                                          -----------    -----------   -------   -----------    -----------    ------

Loss before income taxes                   (1,244,484)      (618,977)    101.1%   (2,101,909)    (1,196,189)     75.7%

Provision (benefit) for income taxes                0              0      --               0              0      --
                                          -----------    -----------             -----------    -----------

Net loss                                  $(1,244,484)   $  (618,977)    101.1%  $(2,101,909)   $(1,196,189)     75.7%
                                          ===========    ===========   -------   ===========    ===========

Net loss per common share                 $     (0.24)   $     (0.14)     71.4%  $     (0.41)   $     (0.34)     20.6%

Weighted average common shares              5,080,500      4,301,159               5,080,500      3,513,363


Supplementary Data:
Supplementary net loss per common and
common equivalent shares                                 $     (0.13)                           $     (0.31)

Supplemental weighted average
common and common equivalent shares                        4,414,246                              3,626,450



See accompanying notes to financial statements.

                          SPANLINK COMMUNICATIONS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                                             1997            1996
                                                                         -----------    -----------
Cash flows from operating activities:
       Net Loss                                                          $(2,101,909)   $(1,196,189)
       Reconciliation of net loss to net cash used by
              operating activities:
              Depreciation and amortization                                  187,638         72,300
              Common stock grant recognized as compensation                        0        246,750
              Amortization of original issue discount recognized as
                    interest expense                                               0         32,516
              Changes in current assets and liabilities                     (560,022)      (155,290)
                                                                         -----------    -----------
                    Net cash used by operating activities                 (2,474,293)      (999,913)
                                                                         -----------    -----------

Cash flows from investing activities:
       Net change in marketable securities                                 1,092,839     (5,537,959)
       Additions to property and equipment                                  (305,352)      (362,031)
                                                                         -----------    -----------
                    Net cash provided (used) by investing activities         787,487     (5,899,990)
                                                                         -----------    -----------

Cash flows from financing activities:
       Dividends paid to shareholders                                              0        (39,000)
       Repayments on capital lease obligation                                (31,617)
       Repayments on note payable - bank                                           0       (230,531)
       Repayments on note payable - other                                          0       (343,683)
       Proceeds from issuance of notes payable - convertible, net
              of issuance costs                                                    0        283,732
       Proceeds from sale of stock warrants                                        0         64,000
       Proceeds from sale of common stock, net of issuance costs                   0      7,537,640
                                                                         -----------    -----------
                    Net cash (used) provided by financing activities         (31,617)     7,272,158
                                                                         -----------    -----------

Net (decrease) increase in cash and cash equivalents                      (1,718,423)       372,255
Cash and cash equivalents at beginning of period                           2,284,952        344,689
                                                                         -----------    -----------
Cash and cash equivalents at end of period                               $   566,529    $   716,944
                                                                         ===========    ===========

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest                          $    15,570    $    23,465
                                                                         ===========    ===========
       Cash paid during the period for income taxes                                     $    75,000
                                                                                        ===========

Supplemental disclosure of noncash investing and financing activities:
              Conversion of notes payable to common stock, net of
                    unamortized original issue discount and offering
                    costs                                                               $   342,273
                                                                                        ===========
              Capital lease obligation incurred                          $   300,400
                                                                         ===========
See accompanying notes to financial statements.


                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     REVENUE

     Total revenue increased 8.3% from $1,045,417 for the three month period ended June 30, 1996 to $1,131,832 for the comparable period in 1997. The increase was due primarily to increased system sales by the Company's direct sales force. Revenue for the six month period ended June 30, 1997 increased 27.9% over the comparable period in 1996 due primarily to the same reason as the current period.

     COST OF REVENUE

     Cost of revenue increased 45.8% from $412,906 for the three month period ended June 30, 1996 to $602,140 for the three month period ended June 30, 1997. The increase was due primarily to an increase in the hardware component of system sales, as well as higher operations expenses to support the increase in sales. Cost of revenue increased 46.4% for the six month period ended June 30, 1997 versus the comparable period in 1996 due primarily to the same reason as the three month period.


     GROSS PROFIT

     Gross profit decreased 16.3% to $529,692 for the three month period ended June 30, 1997. Gross profit as a percentage of total revenue decreased from 60.5% for the three month period ended June 30, 1996 to 46.8% for the three month period ended June 30, 1997. The decreased gross margin as a percentage of total revenue was due primarily to a an increase in the lower margin hardware component of system sales as well as a ramp up in operations expenses to support higher sales levels. Gross profit as a percentage of total revenue decreased to 51.5% for the six month period ended June 30, 1997 from 57.6% for the comparable period in 1996. The decrease was due primarily to the same reason as the three month period.

     SALES, GENERAL AND ADMINISTRATIVE

     Sales, general and administrative expenses increased 22.9% to $1,369,235 for the three month period ended June 30, 1997 from $1,114,327 for the three month period ended June 30, 1996. The increase is due primarily to increased expenses related to the buildup of the domestic sales force as well as as well as approximately $200,000 in non-recurring expenses related to severance and other restructuring charges. Sales, general and administrative expenses increased 24.3% for the six month period in 1997 to $2,669,563 from $2,146,817 for the same period in 1996 primarily for the same reason as the three month period. Sales, general and administrative expenses for the three month period ended March 31, 1996, includes $246,750 of noncash expense associated with the granting of 70,500 shares of common stock to the Company's president and outside board of directors.


     RESEARCH AND PRODUCT DEVELOPMENT

     Research and product development expenses increased 148.1% from $172,163 for the three month period ended June 30, 1996 to $427,059 for the three month period ended June 30, 1997. The increase is due to the Company's continuing focus on developing configurable software packages. Research and development expenses increased 241.3% for the six month period ended June 30, 1997 to $870,460 from $255,011 for the comparable period in 1996 due primarily to the Company's focus on developing configurable software packages.

     INTEREST INCOME / EXPENSE

     The Company recorded net interest income of $22,118 for the three month period ended June 30, 1997 versus net interest income of $35,002 for the comparable period in 1996. Net interest income for the six month period ended June 30, 1997 was $69,093 versus net interest income of $7,560 for the comparable period in 1996.

INCOME TAXES

     The Company did not record a tax benefit for the three month and six month periods ended June 30, 1997 and 1996 as the likelihood of realization of the benefit is presently not likely.

      LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash, cash equivalents and marketable securities of $1,566,243 as of June 30, 1997 resulting from the remaining net proceeds of its public offering completed in the second quarter of 1996. The Company took action to reduce its operating expenses in June in excess of 20% for the balance of the year and believes that its current cash resources combined with projected operating cash flow will be sufficient to fund its operations and capital expenditures through 1997.

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

          None.

Item 3.   Defaults Upon Senior Securities.

          Not Applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The Annual Meeting of Shareholders was held on Tuesday, May 13, 1997, at 3:30 p.m. local time, at the offices of the Company. The following items were approved by a majority of the shareholders:

          a) An increase in the number of shares reserved under the Company's 1996 Omnibus Stock Plan from 750,000 to 1,000,000. The vote totals were 4,810,763 shares FOR; 83,826 shares AGAINST and 20,400 shares ABSTAIN.

          b) Amendment of Section 3 of the 1996 Omnibus Stock Plan to Incorporate recent changes to Section 16 of the Securities act of 1934. The vote totals were 4,871,289 shares FOR; 26,200 shares AGAINST and 17,500 shares ABSTAIN.

          c) Election of Joseph D. Mooney and Loren A. Singer as directors to hold office for terms expiring at the annual meeting in 2000. The vote totals were 4,887,989 for both nominees; 700 shares WITHHELD for both nominees and 26,300 shares ABSTAIN.

          d) Ratification of the appointment of Price Waterhouse LLP as the Company's independent auditors for the fiscal year ending December 31, 1997. The vote totals were 4,895,939 shares FOR; 7,550 shares AGAINST and 11,500 shares ABSTAIN.



Item 5.   Other Information.

          Not Applicable.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K.


               (i) July 8, 1997 - Announcing the resignation of Patrick P. Irestone from the positions of Director, President and Chief Operating Officer and the assumption of such responsibilities by Brett A. Shockley.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.



                             SPANLINK COMMUNICATIONS, INC.
                             -----------------------------
                             (Registrant)

Date:    August 11, 1997     Brett A. Shockley
         ---------------     -----------------
                             Brett A. Shockley
                             Chief Executive Officer
                             (Principal Executive Officer)



Date:    August 11,  1997    Brian P. King
         ----------------    -----------------
                             Brian P. King
                             Chief Financial Officer
                             (Principal Financial and Accounting Officer)