Form 10QSB
period 1997-09-30
SPANLINK COMMUNICATIONS INC
filed 1997-11-12
CIK 1010064

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  September 30, 1997

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF
                           THE SECURITIES EXCHANGE ACT

         For the transition period from ______________ to _____________


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

At November 5, 1997, there were 5,080,500 shares of the issuer's no par value, Common Stock, outstanding.

Check whether this is a transitional small business disclosure format:
Yes ____  No __X__

                          SPANLINK COMMUNICATIONS, INC.

                                      INDEX

                                                                     Page Number
                                                                     -----------

PART I.  FINANCIAL INFORMATION

         Item 1.       Condensed Financial Statements

                       Condensed Balance Sheet as of                      3
                       September 30, 1997 and December 31, 1996

                       Condensed Statement of Operations                  4
                       for the three and nine month periods
                       ended September 30, 1997 and 1996

                       Condensed Statement of Cash Flows                  5
                       for the nine month periods ended
                       September 30, 1997 and 1996

                       Notes to Condensed Financial Statements            6

         Item 2.       Management's Discussion and Analysis               7
                       of Financial Condition and Results of
                       Operations

PART II. OTHER INFORMATION                                                9


SIGNATURES                                                                10

                          SPANLINK COMMUNICATIONS, INC.
                             CONDENSED BALANCE SHEET

                             ASSETS                         (UNAUDITED)          (AUDITED)
                                                            SEPTEMBER 30        DECEMBER 31
                                                                 1997                1996
                                                            -------------       -------------
Current assets:
    Cash and cash equivalent                                $   1,341,119       $   2,284,952
    Marketable securities                                               0           2,092,553
    Accounts receivable, net of allowances                      1,320,329           1,993,667
    Costs and estimated earnings in excess of billings            812,346              61,641
    Other current assets                                          473,679             364,399
                                                            -------------       -------------
         Total current assets                                   3,947,473           6,797,212
Property and equipment, net                                     1,213,198             837,488
                                                            -------------       -------------
         Total assets                                       $   5,160,671       $   7,634,700
                                                            =============       =============


             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Current portion capital lease obligation                $      45,085       $           0
    Accounts payable                                              400,946             924,590
    Accrued expenses                                              549,466             802,421
    Other current liabilities                                   1,072,599             730,656
                                                            -------------       -------------
         Total current liabilities                              2,068,096           2,457,667

Capital lease obligation                                          212,325                   0
                                                            -------------       -------------
         Total liabilities                                      2,280,421           2,457,667
                                                            -------------       -------------


Shareholders' equity:
    Common stock                                                8,193,663           8,193,663
    Accumulated deficit                                        (5,313,413)         (3,016,630)
                                                            -------------       -------------
         Total shareholders' equity                             2,880,250           5,177,033
                                                            -------------       -------------
         Total liabilities and shareholders' equity         $   5,160,671       $   7,634,700
                                                            =============       =============

See accompanying notes to financial statements.

                          SPANLINK COMMUNICATIONS, INC.
                             STATEMENT OF OPERATIONS
                   FOR THE THREE MONTHS AND NINE MONTHS ENDED
                                  SEPTEMBER 30
                                   (UNAUDITED)

                                                Three Months                                 Nine Months
                                                ------------                                 -----------
                                                                          %                                           %
                                          1997            1996          Change          1997            1996        Change
                                          ----            ----          ------          ----            ----        ------
Revenue                               $ 1,782,940     $ 1,341,090          32.9     $ 4,442,407     $ 3,420,800        30.0
Cost of Revenue                           665,139         507,452          31.1       1,955,585       1,389,083        40.8
                                      -----------     -----------     ---------     -----------     -----------    --------

Gross Profit                            1,117,801         833,638          34.1       2,486,822       2,031,717        22.4
Gross profit as a percentage of              62.7%           62.2%                         56.0%           59.4%
  revenues
Operating expenses:
Sales, general and administrative         996,628       1,385,095         -28.0       3,666,191       3,531,912         3.8
Research and product development          324,595         314,190           3.3       1,195,055         569,201       110.0
                                      -----------     -----------     ---------     -----------     -----------    --------
                                        1,321,223       1,699,285         -22.2       4,861,246       4,101,113        18.5
                                      -----------     -----------     ---------     -----------     -----------    --------

(Loss) income from operations            (203,422)       (865,647)                   (2,374,424)     (2,069,396)

Interest income (expense)                   8,549          78,665                        77,642          86,225
                                      -----------     -----------                   -----------     -----------

(Loss) income before income taxes        (194,873)       (786,982)                   (2,296,782)     (1,983,171)

Provision (benefit) for income taxes            0               0                             0               0
                                      -----------     -----------                   -----------     -----------

Net (loss) income                     $  (194,873)    $  (786,982)                  $(2,296,782)    $(1,983,171)
                                      ===========     ===========                   ===========     ===========

Net (loss) income per common share    $     (0.04)    $     (0.15)                  $     (0.45)    $     (0.49)

Weighted average common shares          5,080,500       5,080,500                     5,080,500       4,039,555


Supplementary Data:
Supplementary net loss per
 common and common equivalent shares                                                                $    (0.46)

Supplemental weighted average
 common and common equivalent shares                                                                 4,138,753


See accompanying notes to financial statements.

                          SPANLINK COMMUNICATIONS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30
                                   (UNAUDITED)

                                                                               1997              1996
                                                                           ------------     ------------
Cash Flows from operating activities:
      Net Loss                                                             $ (2,296,782)    $ (1,983,171)
      Reconciliation of net loss to net cash used
          by operating expenses
          Depreciation and amortization                                         251,333          147,300
          Common stock grant recognized as compensation                                          246,750
          Amortization of original issue discount recognized as
                 interest expense                                                                 32,516
          Changes in current assets and liabilities                            (621,304)         (79,061)
                                                                           ------------     ------------
                 Net cash used by operating activities                       (2,666,753)      (1,635,666)
                                                                           ------------     ------------

Cash flows from investing activities:
      Net change in marketable securities                                     2,092,553       (4,566,582)
      Additions to property and equipment                                      (326,643)        (594,944)
                                                                           ------------     ------------
                 Net cash provided (used) by investing activities             1,765,910       (5,161,526)
                                                                           ------------     ------------

Cash Flows from financing activities:
      Dividends paid to shareholders                                                             (39,000)
      Repayments capital lease obligation                                       (42,990)
      Repayments on note payable - bank                                                         (230,531)
      Repayments on note payable - other                                                        (343,683)
      Proceeds from issuance of notes payable - convertible                                      336,000
      Offering costs for notes payable - convertible                                             (52,268)
      Proceeds from sale of stock warrants                                                        64,000
      Proceeds from sale of common stock, net issuance costs                                   7,537,640
                                                                           ------------     ------------
                 Net cash provided (used) by financing activities               (42,990)       7,272,158
                                                                           ------------     ------------

Net increase (decrease) in cash and cash equivalents                           (943,833)         474,966
Cash and cash equivalents at beginning of period                              2,284,952          344,689
                                                                           ------------     ------------
Cash and cash equivalents at end of period                                 $  1,341,119     $    819,655
                                                                           ============     ============

Supplemental disclosure of cash flow information:
      Cash paid during period for interest                                 $     24,420     $     23,465
                                                                           ============     ============
      Cash paid during the period for income taxes                                          $     75,000
                                                                                            ============

Supplemental disclosure of noncash investing and financing activities:
      Conversion of notes payable to common stock, net of  unamortized
                 original issue discount and offering costs                                 $    342,273
                                                                                            ============
      Capital lease obligation incurred                                    $    300,400
                                                                           ============

See accompanying notes to financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     REVENUE

     Revenue increased 32.9% to $1,782,940 for the three month period ended September 30, 1997 compared to $1,341,090 for the comparable period in 1996. The increase resulted from higher revenue levels of hardware, packaged software and OEM royalties from packaged software sales, partially offset by lower revenue from custom software. Revenue for the nine month period ended September 30, 1997 increased 30.0% over the comparable period in 1996. Increases in hardware and packaged software sales accounted for the higher revenue for the nine months.

     COST OF REVENUE

     Cost of revenue was 37.3% of revenue for the three months ended September 30, 1997 a slight improvement from 37.8% for the same period in 1996. Cost of revenue for the nine months ended September 30, 1997 increased to 44.0% of revenue compared to 40.6% for the same period last year. Increased lower margin hardware components accounted for the change.


     GROSS PROFIT

     Gross Profit increased 34.1% for the three months ended September 30, 1997 when compared to the same period in 1996, primarily a result of the higher revenue levels. Gross profit for the nine months ended September 30, 1997 increase 22.4% compared to the same period last year. The improvement primarily results from the higher revenue levels achieved in 1997.

     SALES, GENERAL AND ADMINISTRATIVE

     Sales, general and administrative expenses decreased 28.0% in the third quarter ended September 30, 1997 resulting primarily from cost reduction efforts implemented in the marketing, general and administrative areas by the company earlier this year. Sales, general and administrative expenses for the nine months ended September 30, 1997, increased 3.8% when compared to the same period in 1996. The increase was partially accounted for by approximately $200,000 in non-recurring expenses related to severance and other restructuring changes in the second quarter of 1997.

     RESEARCH AND PRODUCT DEVELOPMENT

     Research and product development expenses increased 3.3% from $314,190 for the three month period ended September 30, 1996 to $324,595 for the three month period ended September 30, 1997. The increase is due primarily to increased payroll costs. Research and development expenses increased 110.0% for the nine month period ended September 30, 1997 to $1,195,055 from $569,201 for the comparable period in 1996 due primarily to the Company's focus on developing configurable software packages.

     INTEREST INCOME / EXPENSE

     The Company recorded net interest income of $8,549 for the three month period ended September 30, 1997 versus net interest income of $78,665 for the comparable period in 1996. The lower level of marketable securities and cash balances in the third quarter of 1997 accounted for the lower interest income. Net interest income for the nine month period ended September 30, 1997 was $77,642 versus net interest income of $86,225 for the comparable period in 1996.

INCOME TAXES

     The Company did not record a tax benefit for the three month and nine month periods ended September 30, 1997 and 1996 as the likelihood of realization of the benefit is presently not assured.

     LIQUIDITY AND CAPITAL RESOURCES

     The Company had cash and cash equivalents of $1,341,119 as of September 30, 1997 resulting from the remaining net proceeds of its public offering completed in the second quarter of 1996. The Company took action to reduce its operating expenses in June in excess of 20% for the balance of the year and believes that its current cash resources combined with projected operating cash flow will be sufficient to fund its operations and capital expenditures for the forseeable future.

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



                                    SPANLINK COMMUNICATIONS, INC.
                                    (Registrant)

Date:  November 12, 1997            /s/ Brett A. Shockley
                                    --------------------------------------------
                                    Brett A. Shockley
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date:  November 12,  1997           /s/ Timothy E. Briggs
                                    --------------------------------------------
                                    Timothy E. Briggs
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)