Form 10KSB40
period 1997-12-31
SPANLINK COMMUNICATIONS INC
filed 1998-03-31
CIK 1010064

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended:                               Commission file number:
    December 31, 1997                                         0-28138

                          SPANLINK COMMUNICATIONS, INC.

         Minnesota                                  41-1618845
  (State of Incorporation)                  (I.R.S. Employer Identification No.)

                             7125 Northland Terrace
                          Minneapolis, Minnesota 55428
                    (Address of principal executive offices)

                    Issuer's telephone number: (612) 971-2000

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, no par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $6,637,018.

State the aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant based on the closing average price as reported by The Nasdaq SmallCap Market on March 20, 1998: $8,970,500.*

As of March 20, 1998, 5,080,500 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 1997 Annual Report are incorporated by reference into Items 6 and 7 of Part II. Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 13, 1998 are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

Transitional Small Business Disclosure Format (check one): Yes ___  No _X_

---------------------------------------------------

*Shares of Common Stock held beneficially by affiliates, i.e., directors, executive officers and persons known to own beneficially in excess of 5 percent of the Common Stock have been excluded in calculating this value.

                                     PART I

Unless the context indicates otherwise, all references to the "Company", "Registrant' or the "Issuer" in this Annual Report on Form 10-KSB relate to Spanlink Communications, Inc.

The following United States registered trademarks appear in this Annual Report on Form 10-KSB and are owned by the Company: Spanlink, ExtraAgent, FastCall, and PRODiag. WebCall is a registered trademark in the United Kingdom.

ITEM 1. DESCRIPTION OF BUSINESS

General Development

The Company designs, develops and markets interactive computer telecommunications software and services that effectively and efficiently link business computer systems, telecommunications systems and the Internet. The Company has been shifting its focus from developing custom software for interactive communications systems to developing configurable software packages. These packages can be configured to meet the needs of particular customers or markets without modifying the underlying computer programming. The Company's software employs touch tone, speech recognition, or dial-pulse recognition to allow consumers to use a telephone, rather than a company sales or service agent, to bank by phone, place a catalog order, temporarily suspend newspaper deliveries, obtain up-to-date stock quotes, check on airline arrivals and departures and provide callers alternatives to waiting on hold. The software also provides an integration availability between telephone systems and a company's host computer system that allow a screen full of information to "pop" up on a customer service agent's computer monitor. In addition, one of the Company's products can facilitate telephone communication between a user of the Internet's World Wide Web and a company's sales and service agents.

In December 1997, the Company acquired the FastCall product line, including all intellectual property and intangible assets, from Aurora Systems, Inc., a subsidiary of Comdial Corporation. The acquisition will be paid for by royalties on future product revenues.

Using the Company's products, a business can allow its customers to interact with its computer system via the telephone, a fax machine or an Internet Web browser, or talk to a live "call center" agent when required. (A call center is a group of employees, called agents, dedicated to handling a high volume of incoming or outgoing calls). Spanlink products also assist the call center agent in handling the call efficiently. Products include the EXTRAAGENT and FASTCALL product families as well as SELECTSOLUTIONS which provides custom interactive computer telecommunications software applications utilizing the Company's core software modules. In addition, the Company provides professional software services, including consulting, training, system integration, customization of its configurable software packages and maintenance.

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

Historically, the Company has relied significantly on the marketing and distribution network of Lucent Technologies, Inc. (Lucent) to deliver its products and services into the marketplace. In 1997, the Company expanded and strengthened its own direct sales force to focus on strategic accounts. The Company has created distribution agreements with telephone and data processing dealers and alliances with original equipment manufacturers where appropriate. Over the past five years, the interactive computer telecommunications industry has begun to emerge as a major component of the communications industry. Based on information provided by Dataquest, a research organization, the Company believes that the interactive computer telecommunications markets, not including the World Wide Web, are over $2.5 billion in size and expected to grow to $5.8 billion in 1999.

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

Primary Products

All of the Company's products share an open, modular architecture and the same system software. This allows the Company to assemble different products into an interactive computer telecommunications (ICT) system to meet the needs of a particular customer. The Company's software operates in combination with a variety of other telephone systems, networks, LANs and host computers to allow businesses to improve their services and typically lower operational costs.

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

As demonstrated by the example, the Company's interactive computer telecommunications applications may employ any or all of voice messaging, interactive voice response (IVR), computer telephone integration (CTI) and Internet technologies and interface with the public telephone network, telephone systems and computer systems. The Company has developed a number of applications that interface with a wide variety of PBX/ACD Systems using standard telephony interfaces (Analog, T-1, PRI) and protocols (TSAPI, TAPI, ASAI, ISDN, Digital Telephone Set emulation). The Company has developed solutions to work with a variety of PBX/ACDs, including Lucent Technologies, Nortel, Rockwell, and Siemens Business Communications. The Company also has developed applications that interface with various computer systems from manufacturers such as IBM, Digital Equipment, Hewlett Packard, Sun Microsystems, Unisys, NCR and a variety of network servers. The Company has experience utilizing various network interfaces (Ethernet, Token Ring, BISYNC, SDLC, RS-232, X.25) as well as various communication and network protocols (TCP/IP, IPX/SPX, 3270 and 5250 terminal emulation, SNA, Sockets, RPC, FTP, Asynch).

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

The Company has three main types of interactive software products: the ExtraAgent family (which includes ExtraAgent, WebCall, FastPoint applications); FastCall (which includes the FastCall and FastCall Central applications); and SelectSolutions. These products can be combined in a single interactive computer telecommunications system that utilizes voice messaging, IVR, CTI and the Internet. A typical sale ranges from $30,000 to $100,000, although a large customer sale could exceed $500,000.

EXTRAAGENT FAMILY

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

Other applications in the ExtraAgent family are WebCall and FastPoint. WebCall integrates the Internet with a call center. Based on the Company's experience in the telecommunications industry, including participation in industry trade shows and conferences, the Company believes that WebCall is among the first to successfully create a link between traditional business telephone systems and a World Wide Web site. WebCall allows a consumer on the World Wide Web to select a button (icon) labeled "Talk To A Real Person" and receive a return call from a call center agent over a standard telephone. The Company believes that WebCall benefits a variety of applications on the World Wide Web including electronic commerce, help desk and marketing. Companies that sell products on the Internet can use WebCall to connect the consumer to a human operator to complete a credit card transaction and possibly sell other products. Companies that provide on line help desks can use WebCall to connect a PC user, accessing a home page on the World Wide Web, with a person at the Company's help desk after the agent has analyzed the problem through background provided by WebCall. WebCall also enables companies to better track and assess the results of marketing programs that utilize the Internet.

FastPoint provides interactive locator services capability, such as (i) automated attendant, a series of options that instruct the caller to press certain numbers on a touch tone phone to be connected to various groups within a business (for example: "to reach sales, press 1; to reach security, press 2");
(ii) phone-fax, the ability to retrieve a fax using touch tone telephone; and
(iii) service locator, which permits a caller to find the location of the service provider closest to the caller. These applications are common elements necessary to provide interactive voice response capability. In some cases, FastPoint will represent the customer's entire application. In other cases it might work in tandem with, or as a front end to, a custom application developed around a very specific customer requirement. FastPoint includes a bundle of common voice products, just as PC software is sold bundled with a single software product combining many applications. FastPoint provides basic levels of voice and fax response functionality without the time and expense of custom programming.

FASTCALL

FastCall is a Windows-based software package that provides a broad range of Computer Telephone Integration (CTI) functionality at call center agent desktop personal computers. FastCall uses a patented "middleware" architecture to link telephony input with both desktop and client server applications. This approach allows the agent to enable these applications with inbound and outbound CTI capabilities, without computer code changes within the application itself. These so-called "screen pops" populate a call center agent's Windows-based application screen based on the calling number (ANI), called number (DID, DNIS, ACD group, or other telephone system identifier), or the caller's touch tone input as the incoming call is received. These applications could include databases, help desk packages, sales force automation programs, personal information managers (PIMs), contact managers, word processors, spreadsheets, customized inquiry systems, or a combination.

FastCall is designed for small and large call centers, such as help desks, telemarketing centers, customer service departments, technical support groups, payroll and benefits hot lines, legal and financial institutions, and consulting consortiums. These applications, ideal for "telephony-enabling", have been rapidly migrating from desktop video terminals to the Microsoft Windows environment. FastCall can cost-effectively enhance call center agent productivity without extensive hardware and software overhauls or agent retraining. In addition, FastCall eliminates the traditional barriers to implementing CTI solutions by providing a configurable, off-the-shelf package.

FastCall Central is a stand-alone routing package based on the FastCall CTI application. FastCall Central provides intelligent host-based or table-driven call routing, directing calls to the proper call center groups or agents based on customer database information. The package uses ODBC technology, an industry standard used by database software companies.

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

HARDWARE SALES

The Company's products utilize the Intuity Platform, a hardware and base software system manufactured by Lucent. Although the Intuity Platform is premium priced, the Company has sold this platform to both large and small customers. In connection with the sale of its software, the Company also sells the necessary hardware to those organizations requiring the equipment. Currently, most of the Company's customers who purchase an initial system through the Company's direct sales force also purchase hardware. Hardware sales as a percentage of total revenues increased in 1997 due to the Company's higher level of business from its direct sales force. Customers that purchase hardware through the Company receive the equipment manufacturer's warranty which is generally one year. The Intuity Platform is generally available from a number of different Lucent distributors. The Company does not anticipate any difficulty in obtaining the Intuity Platform.

The Company has also introduced its own hardware line, the Gemstone system, based on components available from Lucent Technologies. This platform provides the Company a private-labeled offering and serves as an entry point into non-Lucent accounts.

COMPETITION

The market for interactive computer telecommunications products is intensely competitive and characterized by rapid, technological change. The Company believes that competition in this market is likely to persist and to intensify as a result of increasing demand for interactive computer telecommunications products. The Company's principal competitors include Brite Voice Systems, Edify, Intervoice, Periphonics, Syntellect and large diversified companies such as Lucent Technologies, and IBM for which interactive computer telecommunications systems are a small portion of their overall business. Other competitors focusing on CTI applications, such as AnswerSoft, Genesys Labs, and Nabnasset also compete with the company's line of interactive computer telecommunications products. In addition, local competitors include MicroVoice and Digital DataVoice. Although the Company has an OEM relationship with Lucent Technologies, Lucent Technologies also markets some software products not manufactured by the Company which could compete with the Company's products. Substantially all of the Company's principal competitors have greater financial, marketing, service, support, technical and other competitive resources than the Company.

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

MARKETING AND SALES

The Company markets its products in North America through its direct sales force and pursuant to agreements with Lucent Technologies, Inc. The Company has identified the following target markets on which it focuses its direct marketing and sales activities:

* Call centers such as customer service centers, catalog order centers, ticket reservation centers and businesses such as service bureaus.

* Media markets such as newspapers, cable, television and radio organizations.

* Healthcare markets such as HMOs, PPOs, dental insurance and other insurance coverage organizations in the health care field.

* Financial institutions such as banks, credit unions, mortgage banks and diversified financial service organizations.

* Manufacturers with dealer distribution networks such as lawn and garden, construction, electronic and other consumer products.

* Human resources, such as the Company's SurveyPower and HireSolution applications which aid in call center agent hiring, performance measurement, and retention.

In addition, the Company plans to continue to sell its products through its relationships with Lucent and network of telephone and data processing dealers and original equipment manufacturers, such as business systems hardware and software manufacturers as well as other PBX manufacturers.

The Company's direct sales employees solicit prospective customers and provide technical advice and support with respect to the Company's products. During 1997, the Company focused its marketing and sales efforts on building a sales organization to call directly on system users in its target markets.

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

LUCENT TECHNOLOGIES RELATIONSHIPS

Since 1989, the Company has worked together in a variety of relationships with various units of AT&T and its successor Lucent Technologies, Inc., to develop software, distribute interactive computer telecommunications products, transfer technology and co-market. The Company currently develops its software products to operate on the Intuity Platform and has an agreement to purchase Lucent hardware and system software at discounts. The Company utilizes Lucent services at times to repair and upgrade Lucent products that have been sold by the Company. As a result of these relationships the Company has been able to broaden its distribution of products, accelerate the development of products and generate revenues and profits from the sale of its products. Total revenues from Lucent were approximately $3,693,000 and $2,550,000 for the years ended December 31, 1997 and 1996, respectively, which represented 56 % and 47% of total revenues for 1997 and 1996, respectively.

The Company's business relationships with Lucent Technologies fall into three main categories - Voice Processing Co-Marketer (VPC), Independent Software Vendor (ISV) and Software Licenser. As a VPC, the Company has access to Lucent proprietary technology and services, receives volume purchase discounts on hardware and system software and marketing and selling relationships with Lucent sales and marketing for purposes of selling Company products. The Company is one of three companies who have been named "co-marketers with distinction" certified to handle Lucent's advanced speech technologies such as speech recognition and ISDN network integration. This relationship is valuable to the Company for purposes of selling software products to end customers where Lucent PBX products are installed and where the Intuity Platform is utilized as part of a customer system. The Company acquires the Intuity Platform at a discount, installs its software products and resells the hardware and software to the end customer at a price equal to cost plus a profit margin.

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

The Company has developed and provides to Lucent for distribution two configurable call center software packages. The Company provides a license to Lucent to distribute the software in return for royalty payments to the Company. The royalty payments will vary based on the number of copies of the software sold. Lucent is not required to make any minimum royalty payments nor is Lucent restricted from offering comparable products. The Company also directly distributes these call center software packages via its direct sales force and through other dealers.

One current configurable software package offering incorporates the ability to communicate in 12 languages and can be sold on a global basis. Since 1993, over 1,300 copies of this call center software package have been sold and installed by Lucent Technologies.

Research and Product Development

The Company spent $1,463,905 in 1997 and $1,016,048 in 1996 on research and product development. Prior to 1996, the majority of the Company's research and product development efforts were funded through the design of customized products for its customers and have been included in cost of revenues. Since 1996 and in the future, the Company intends to fund research and product development efforts independently through internally generated funds, as well as through customizing products for its customers. The Company is conducting research into new products and technologies including voice processing and computer telephony integration product extensions.

Backlog

The Company fills hardware and packaged software orders as they are received. Accordingly, the Company periodically has experienced month to month fluctuations in its net sales due to the receipt or lack of such orders in particular months. The Company has experienced and may in the future experience periods in which low unit volume could result in operating losses.

The Company fills orders for custom software, which is designed to the customer's specification by Company engineers, according to the customer's schedule, subject to the availability of engineers to work on the project. On December 31, 1996, the Company had a backlog of approximately $286,462 of custom software orders which were filled during 1997. On December 31, 1997, the backlog of custom software orders had increased to $813,572, which the Company expects to fill during 1998.

Government Regulation

The Company currently is not subject to direct regulation by any government agency, other than regulations applicable to businesses generally.

Intellectual Property Rights

The Company's policy is to own most software it has developed for its customers. The Company believes that its success is dependent, in part, upon its proprietary software and telecommunications technology. The Company relies on trademark, copyright and trade secret laws, employee and third-party non-disclosure agreements and other methods to protect its proprietary rights. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known to or independently developed by competitors.

The Company acquired three patents in connection with the acquisition of the FastCall product line from Aurora Systems, Inc. which relate to aspects of the FastCall software.

The Company is not aware of any violation of proprietary rights claimed by any third party relating to the Company or the Company's products. Because the computer technology market is characterized by frequent and substantial intellectual property litigation, there can be no assurance that the Company will not become involved in such litigation in the future to either enforce or defend its intellectual property rights. Intellectual property litigation is complex and expensive, and the outcome of such litigation is difficult to predict. There can be no assurance that the Company will have the funds necessary to defend or pursue such litigation.

Employees

At December 31, 1997, the Company employed 94 employees, of which 72 are full time. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company believes it maintains good relations with its employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Company currently leases 26,993 square feet for its office and warehouse facilities located at 7125 Northland Terrace, Minneapolis, Minnesota under a lease which will terminate on July 1, 2002. Annual rental costs are approximately $245,000 over the term of the lease. Rent expense for the years ended December 31, 1997 and December 31, 1996 was $229,242 and $79,406 respectively.

ITEM 3. LEGAL PROCEEDINGS

The Company is not involved in any pending or, to its knowledge, threatened material litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)      Market Information

The Company's common stock trades on The Nasdaq SmallCap Market under the symbol SPLK. The following table shows the range of high and low quotations for THE Company's Common Stock on Nasdaq SmallCap Market for the fiscal quarters indicated, as reported by Nasdaq. The quotations represent prices in The Nasdaq SmallCap Market between dealers in securities, and do not include retail mark-up, mark-down or commission, and may not represent actual transactions.

                      1997                         High               Low
                      ----                         ----               ---
                      First Quarter                3 5/8              2 3/4
                      Second Quarter               3                  2 1/8
                      Third Quarter                3                  1 3/4
                      Fourth Quarter               2 7/8              2

                      1996
                      ----
                      First Quarter                -                  -
                      Second Quarter               8 1/8              4 3/4
                      Third Quarter                5 7/8              3 1/4
                      Fourth Quarter               4 3/8              3

(b)      Approximate Number of Holders of Common Stock

                                            Approximate Number of Record Holders
           Title of Class                        (as of March 20, 1998)
           --------------                        ----------------------
           Common Stock, No par value                     39*

* In addition to the record holders, the Company has approximately 1,500 holders who hold the Company's Common Stock in nominee name and/or street name brokerage accounts.

(c)      Dividends

The Company has not paid any dividends on its Common Stock, and the Board of Directors intends to retain earnings for the foreseeable future for use in the expansion of the Company's business.

(d)      Use of Proceeds

In connection with the sale of the Company's Common Stock in a public offering registered with the Securities and Exchange Commission and effective as of April 29, 1996, the Company hereby reports the use of the net proceeds of $7,536,789 as follows:

         $1,187,210                   Purchase and installation of machinery and
                                      equipment
         $  348,784                   Repayment of indebtedness
         $1,264,946                   Working capital
         $2,483,368                   Sales and marketing
         $1,548,823                   Research and development
         $  703,658                   Short-term investments
         ----------
         $7,536,789

No payments were made directly or indirectly to affiliates of the Company, including officers, directors and more than 10 percent holders. All other information relating to the use of proceeds was previously reported in a Form SR, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1997 Annual Report to Shareholders is hereby incorporated by reference, portions of which are included in Exhibit 13.1 and 13.2 hereto.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements of the Company are incorporated herein by reference from the Company's 1997 Annual Report, portions of which are included in Exhibit 13.1 and Exhibit 13.2 of this document:

         (i)      Report of Independent Accountants dated February 13, 1998

         (ii)     Balance Sheet as of December 31, 1997 and 1996

         (iii) Statement of Operations for the years ended December 31, 1997 and 1996

         (iv) Statement of Shareholders' Equity for the years ended December 31, 1997 and 1996

         (v) Statement of Cash Flows for the years ended December 31, 1997 and 1996

         (vi)     Notes to Financial Statements

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The information contained under the headings "Election of Directors," "Executive Officers of the Company," and "Section 16(a) Reporting" in the Company's definitive proxy statement for its annual meeting of shareholders to be held May 13, 1998, is hereby incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information contained under the heading "Executive Compensation" in the Company's definitive proxy statement for its annual meeting of shareholders to be held May 13, 1998, is hereby incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its annual meeting of shareholders to be held May 13, 1998, is hereby incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the heading "Certain Transactions" in the Company's definitive proxy statement for its annual meeting of shareholders to be held May 13, 1998, is hereby incorporated by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following portions of Item 13 are submitted as separate sections of this report:

                (1)-List of financial statements
                (2)-List of exhibits
                (3)-Exhibits

(b)  Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1997; however, the Company subsequently filed a Form 8-K dated December 31, 1997 to report the acquisition of the FastCall product line.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SPANLINK COMMUNICATIONS, INC.

March 30, 1998                        /s/ Brett A. Shockley
                                      ---------------------
                                      Brett A. Shockley, Chairman, President,
                                      Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


Signature                           Title                            Date


/s/ Brett A. Shockley          Chairman, President, Chief         March 30, 1998
---------------------------    Executive Officer and Director
Brett A. Shockley              (Principal Executive Officer)



/s/ Timothy E. Briggs          Vice President Finance, Chief      March 30, 1998
---------------------------    Financial Officer
Timothy E. Briggs              (Principal Financial and
                               Accounting Officer )


/s/ Loren A. Singer, Jr.       Secretary, Director                March 30, 1998
---------------------------
Loren A. Singer, Jr.


/s/ Bruce E. Humphrey          Director                           March 30, 1998
---------------------------
Bruce E. Humphrey


/s/ Thomas F. Madison          Director                           March 30, 1998
---------------------------
Thomas F. Madison


/s/ Joseph D. Mooney           Director                           March 30, 1998
---------------------------
Joseph D. Mooney

                          SPANLINK COMMUNICATIONS, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


        Exhibit
        Number    Description
        ------    -----------

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

         4.3 Form of Bridge Note (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         4.4      Form of Bridge Warrant (incorporated by reference to Exhibit
                  4.4 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C). 4.5 Promissory Note to Arrow Electronics, Inc. in the principal amount of $414,427.36 dated August 2, 1996 (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         10.1 Credit and Security Agreement between Norwest Credit, Inc. and Spanlink Communications, Inc. dated February 14, 1996 and Revolving Loan Note in the amount of $600,000; Collateral Account Agreement dated February 14, 1996; Lockbox Agreement dated February 14, 1996 (incorporated by reference to Exhibit
                  10.1 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         10.2 Letter of Credit Agreement between Inacom, Inc. and the Company dated January 10, 1996; Personal Guaranties of Brett
                  A. Shockley, Loren A. Singer, Jr., and Todd A. Parenteau dated January 11, 1997 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

        Exhibit
        Number    Description
        ------    -----------

         10.3 Second Amendment to Loan Agreement and Note Extension Agreement between First Bank National Association and Spanlink Communications, Inc. dated February 28, 1994; Renewal Promissory Note in the principal amount of $250,000 dated October 29, 1993 (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         10.4 Software Development Agreement between AT&T and Spanlink Communications, Inc. dated January 28, 1994; Amendment dated February 15, 1997 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

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

         10.10 Maintenance Agreement between State of New York Department of Labor and Spanlink Communications, Inc. dated May 6, 1993; Renewal Agreement dated February 13, 1996 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         10.11 Office Lease Agreement between Spanlink Communications, Inc. and Ryan Companies US, Inc. dated December 6, 1997 (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the year ended December 31,
                  1996).

        Exhibit
        Number    Description
        ------    -----------

         10.12 Employment Agreement between Spanlink Communications, Inc. and Patrick P. Irestone dated September 23, 1994; Amendment dated January 31, 1997 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).*

         10.13 Office Lease Agreement between Spanlink Communications, Inc. and Riverplace Inc. dated August 8, 1994 (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         10.14 Spanlink Communications, Inc. 1996 Omnibus Stock Plan (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

         10.15    Spanlink Communications, Inc. 1998 Employee Stock Purchase
                  Plan.*

         10.16 Software Acceptance and Distribution Agreement between the Company and Lucent Technologies, Inc. dated December 31, 1996.

         10.17 Software Co-Marketing Agreement between the Company and Lucent Technologies, Inc. dated December 31, 1996.

         10.18 Continuation Agreement between the Company and Lucent Technologies, Inc., which amends the Software Modification Agreement between the Company and AT&T dated May 4, 1993.

         10.19 FastCall Purchase Agreement between the Company and Aurora Systems, Inc. dated December 31, 1997.

         10.20 Separation Agreement and Release between the Company and Patrick P. Irestone dated July 15, 1997.

         13.1     Audited Financial Statements.

         13.2 Portion of the 1997 Annual Report containing Management's Discussion and Analysis.

         23.1     Consent of Price Waterhouse LLP.

         24.1 Power of Attorney (included in the signature page to the Form 10-KSB).

         27.1     Financial Data Schedule; included in electronic filing only.

* Management contract or compensatory arrangement.