Form 10QSB
period 1998-03-31
SPANLINK COMMUNICATIONS INC
filed 1998-05-15
CIK 1010064

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  March 31, 1998


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: At May 14, 1998, there were 5,081,500 shares of the issuer's no par value, Common Stock, outstanding.

Check whether this is a transitional small business disclosure format:
    Yes        No   X

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                              SPANLINK COMMUNICATIONS, INC.
                                                  CONDENSED BALANCE SHEET



            ASSETS
                                                               March 31,    December 31,
                                                                 1998          1997
                                                             (unaudited)     (audited)
                                                             -----------    -----------
Current assets:
      Cash and cash equivalents                              $   378,366    $   703,658
      Marketable securities                                            0              0
      Accounts receivable, net of allowances                   1,958,088      2,113,271
      Inventory                                                  516,858        345,775
      Costs and estimated earnings in excess of billings         865,807        554,572
      Other current assets                                       363,446        261,572
                                                             -----------    -----------
            Total current assets                               4,082,565      3,978,848
Property and equipment, net                                    1,265,349      1,264,160
Purchased intangibles                                            583,538        611,619
                                                             -----------    -----------
            Total assets                                     $ 5,931,452    $ 5,854,627
                                                             ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                       $   893,090    $   631,263
      Accrued expenses                                           470,645        560,933
      Current portion of long term liabilities                   410,186        300,570
      Deferred maintenance revenue                               338,071        432,809
      Other current liabilities                                  398,160        452,466
                                                             -----------    -----------
            Total current liabilities                          2,510,152      2,378,041

Capital lease obligations                                        181,219        195,083
Royalties payable                                                142,094        250,000

Shareholders' equity (deficit):
      Common stock                                             8,193,663      8,193,663
      Accumulated deficit                                     (5,095,676)    (5,162,160)
                                                             -----------    -----------
            Total shareholders' equity                         3,097,987      3,031,503
                                                             -----------    -----------
            Total liabilities and shareholders' equity       $ 5,931,452    $ 5,854,627
                                                             ===========    ===========


                          SPANLINK COMMUNICATIONS, INC.
                        CONDENSED STATEMENT OF OPERATIONS
                           For the three months ended
                                    March 31




                                                                    Three Months
                                                                     (Unaudited)
                                                                                        %
                                                      1998              1997          Change

Revenue                                             $2,332,861        $1,527,635        52.7
Cost of revenue                                        998,069           688,306        45.0
                                                     ---------         ---------

Gross profit                                         1,334,792           839,329        59.0
Gross profit as a percentage of revenues                 57.2%             54.9%

Operating expenses:
Sales, general and administrative                      968,238         1,300,328       (25.5)
Research and product development                       300,330           443,401       (32.3)
                                                     ---------         ---------
                                                     1,268,568         1,743,729       (27.2)
                                                     ---------         ---------

Income (loss) from operations                           66,224          (904,400)         --

Interest income                                            260            46,975          --
                                                     ---------         ---------

Income (loss) before income taxes                       66,484          (857,425)         --
                                                     =========        ==========

Provision for income taxes
Net income (loss)                                   $   66,484        $ (857,425)         --


Basic and diluted net income
(loss) per common share                             $     0.01        $    (0.17)         --

Diluted weighted average common shares
outstanding                                          5,182,804         5,080,500          --





                          SPANLINK COMMUNICATIONS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                      For the three months ended March 31,

                                   (Unaudited)

                                                                             1998           1997
                                                                         -----------    -----------
Cash flows from operating activities:
       Net income (loss)                                                 $    66,484    $  (857,425)
       Reconciliation of net loss to net cash used by
              operating activities:
              Depreciation and amortization                                  120,580         94,250
              Changes in current assets and liabilities                     (406,514)      (193,673)
                                                                         -----------    -----------
                    Net cash used by operating activities                   (219,450)      (956,848)
                                                                         -----------    -----------

Cash flows from investing activities:
       Purchases of marketable securities                                                (1,402,179)
       Maturities of marketable securities                                                1,500,000
       Additions to property and equipment                                   (93,688)      (127,474)
                                                                         -----------    -----------
                    Net cash used by investing activities                    (93,688)       (29,653)
                                                                         -----------    -----------

Cash flows from financing activities:
       Repayments on capital lease obligation                                (12,154)       (20,616)
                    Net cash used by financing activities                    (12,154)       (20,616)
                                                                         -----------    -----------

Net decrease in cash and cash equivalents                                   (325,292)    (1,007,117)
Cash and cash equivalents at beginning of period                             703,658      2,284,952
                                                                         -----------    -----------
Cash and cash equivalents at end of period                               $   378,366    $ 1,277,835
                                                                         ===========    ===========

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest                          $     8,069    $     6,348
                                                                         ===========    ===========

Supplemental disclosure of noncash investing and financing activities:
         Capital lease obligation incurred                               $      --      $   300,400
                                                                         ===========    ===========


See accompanying notes to financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (Unaudited)


NOTE 1- CONDENSED FINANCIAL STATEMENTS

         The unaudited condensed financial information contained in this report reflects all adjustments (consisting of normal recurring adjustments) considered necessary, in the opinion of management, for a fair presentation of results of the interim periods presented for Spanlink Communications, Inc. (the "Company").

         Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the most recent audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 1997. The results of operations of the periods ended March 31 are not necessarily indicative of the results of operations for a full year.

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

NOTE 3 - SHAREHOLDERS' EQUITY

Net Income (Loss) per Share

         The Company has adopted SFAS No. 128, "Earnings Per Share" and all net earnings per share data presented has been restated and complies with this statement.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


Results of Operations

         Revenues

         Total revenues increased 52.7% from $1,527,635 for the three-month period ended March 31, 1997 compared to $2,332,861 for the comparable period ended March 31, 1998 due primarily to increased revenue of packaged software applications. Royalties from the FastCall(R) product line, acquired in December 1997, are included in the 1998 numbers. Royalties and sales revenue from packaged software applications accounted for over 50% of total revenue in the quarter ended March 31, 1998.

         Cost of Revenues

         Cost of revenue increased 45.0% from $688,306 for the three-month period ended March 31, 1997 to $998,069 for the three-month period ended March 31, 1998. The increase was due primarily to labor and materials related to the higher revenue levels.

         Gross Profit

         Gross profit increased 59.0% to $1,334,792 for the three-month period ended March 31, 1998, as compared to the comparable quarter in 1997. Gross profit as a percentage of total revenue increased from 54.9% for the three-month period ended March 31, 1997 to 57.2% for the three-month period ended March 31, 1998 due primarily to an increase in revenue from higher margin packaged software applications.

         Sales, General and Administrative

         Sales, general and administrative expenses decreased 25.5% to $968,238 for the three-month period ended March 31, 1998 from $1,300,328 for the three-month period ended March 31, 1997. The decrease is due primarily to reduced staffing in marketing and administrative departments. The costs of attending trade shows and providing advertising materials were also lower in 1998.

         Research and Product Development

         Research and product development expenses decreased 32.3% from $443,401 for the three-month period ended March 31, 1997 to $300,330 for the three-month period ended March 31, 1998. The decrease is due primarily to reduced consulting and independent contractor expenses in 1998.

         Interest Income (Expense)

         The Company recorded net interest income of $260 for the three-month period ended March 31, 1998, versus net interest income of $46,975 for the comparable period in 1997. The reduction in interest income was a result of lower cash and marketable securities levels in 1998.

         Income Taxes

         The Company did not record a tax benefit for the three-month periods ended March 31, 1998 and 1997 as the likelihood of realization of the benefit is presently not assured.

         Liquidity and Capital Resources

         The Company had cash and cash equivalents of $378,366 as of March 31, 1998, primarily representing the remaining funds from the public offering completed in the second quarter of 1996. The Company established a $1,000,000 line of credit, subject to certain asset levels, with its bank in April 1998. The Company believes that its current cash resources combined with projected operating cash flow and its credit line will be sufficient to fund its operations and capital expenditures through 1998.

         Private Securities Litigation Reform Act of 1995

         Statements made in this report regarding the sufficiency of funds for 1998 are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially include: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; the ability of the Company to meet its revenue goals which depends on competitive factors, such as the introduction of new products in the same markets; and changes in operating costs including labor and general business and economic conditions. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as of the date made.


                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.

                  None.

Item 2.           Changes in Securities and Use of Proceeds.

         In connection with the sale of the Company's Common Stock in a public offering registered with the Securities and Exchange Commission and effective as of April 29, 1996, the Company hereby reports the use of the net proceeds of $7,536,789 as follows:

         $1,280,898        Purchase and installation of machinery and equipment
         $  348,784        Repayment of indebtedness
         $1,264,947        Working capital
         $2,793,309        Sales and marketing
         $1,848,851        Research and development
         ----------
         $7,536,789

         No payments were made directly or indirectly to affiliates of the Company, including officers, directors and more than 10 percent holders. All other information relating to the use of proceeds was previously reported in a Form SR, as amended, and in the Company's Form 10-KSB for the year ended December 31, 1997.

Item 3.     Defaults Upon Senior Securities.

            Not Applicable.

Item 4.     Submission of Matters to a Vote of Security Holders.

            None.

Item 5.     Other Information.

            Not Applicable.

Item 6.     Exhibits and Reports on Form 8-K.

             (a)     Exhibits.  Exhibit 27 - Financial Data Schedule (electronic version only)

             (b)     Reports on Form 8-K.

                     None.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                  SPANLINK COMMUNICATIONS, INC.
                                  (Registrant)

Date:    May 13, 1998             /s/ Brett A. Shockley
                                  Brett A. Shockley
                                  Chief Executive Officer
                                  (Principal Executive Officer)

Date:    May 13, 1998             /s/ Timothy E. Briggs
                                  Timothy E. Briggs
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                          SPANLINK COMMUNICATIONS, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-QSB
                  For the Quarterly Period Ended March 31, 1998



           Exhibit
           Number       Description
           27           Financial Data Schedule