Form 10QSB
period 1998-06-30
SPANLINK COMMUNICATIONS INC
filed 1998-08-13
CIK 1010064

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  June 30, 1998


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

At August 5, 1998, there were 5,083,170 shares of the issuer's no par value, Common Stock, outstanding.

Check whether this is a transitional small business disclosure format:
                      Yes        No   X

                          SPANLINK COMMUNICATIONS, INC.

                                      INDEX

                                                                  Page Number

PART I.           FINANCIAL INFORMATION

       Item 1.    Condensed Financial Statements

                  Condensed Balance Sheet as of                         3
                  June 30, 1998 and December 31, 1997

                  Condensed Statement of Operations                     4
                  for the three and six month periods
                  ended June 30, 1998 and 1997

                  Condensed Statement of Cash Flows                     5
                  for the six month periods ended
                  June 30, 1998 and 1997

                  Notes to Condensed Financial Statements               6

       Item 2.    Management's Discussion and Analysis                7-8
                  of Financial Condition and Results of
                  Operations

PART II.          OTHER INFORMATION                                  9-10


SIGNATURES                                                             11

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          SPANLINK COMMUNICATIONS, INC.
                             CONDENSED BALANCE SHEET


                                     ASSETS

                                                                             June 30,             December 31,
                                                                               1998                    1997
                                                                           (Unaudited)              (Audited)
                                                                       ------------------       -------------------
Current assets:
      Cash and cash equivalents                                        $          88,822      $            703,658
      Accounts receivable, net of allowances                                   2,757,377                 2,113,271
      Inventory                                                                  333,840                   345,775
      Costs and estimated earnings in excess of billings                       1,174,662                   554,572
      Other current assets                                                       300,013                   261,572
                                                                       ------------------       -------------------
            Total current assets                                               4,654,714                 3,978,848
Property and equipment, net                                                    1,220,588                 1,264,160
Purchased intangibles                                                            552,697                   611,619
                                                                       ------------------       -------------------
            Total assets                                               $       6,427,999      $          5,854,627
                                                                       ==================       ===================


                                     LIABILITIES AND SHAREHOLDERS' EQUITY DEFICIT)

Current liabilities:
      Advances on bank credit line                                     $         850,000      $                  0
      Accounts payable                                                           568,625                   631,263
      Accrued expenses                                                           394,130                   560,933
      Current portion of long term liabilities                                   304,043                   300,570
      Deferred maintenance revenue                                               432,765                   432,809
      Other current liabilities                                                  364,100                   452,466
                                                                       ------------------       -------------------
            Total current liabilities                                          2,913,663                 2,378,041

Capital lease obligations                                                        166,892                   195,083
Royalties payable                                                                 40,411                   250,000

Shareholders' equity:
      Common stock                                                             8,198,603                 8,193,663
      Accumulated deficit                                                    (4,891,570)               (5,162,160)
                                                                       ------------------       -------------------
            Total shareholders' equity                                         3,307,033                 3,031,503
                                                                       ------------------       -------------------
            Total liabilities and shareholders' equity                 $       6,427,999      $          5,854,627
                                                                       ==================       ===================


See accompanying notes to financial statements.

                          SPANLINK COMMUNICATIONS, INC.
                             STATEMENT OF OPERATIONS
               For the three months and six months ended June 30,
                                   (Unaudited)

                                   Three Months                                    Six Months
                                                                %                                              %
                             1998              1997           Change         1998              1997          Change
                             ----              ----           ------         ----              ----          ------

Revenue                      $2,865,657         $1,131,832       153.2       $5,198,518        $2,659,467        95.5
Cost of Revenue               1,171,119            602,140        94.5        2,169,188         1,290,446        68.1
                             ----------         ----------                   ----------        ----------

Gross Profit                  1,694,538            529,692       219.9        3,029,330         1,369,021       121.3
Gross profit as a
percentage of revenue             59.1%              46.8%                        58.3%             51.5%

Operating expenses:
Sales, general and
administrative                1,122,990          1,369,235       (18.0)       2,091,228         2,669,563       (21.7)
Research and product
development                     353,219            427,059       (17.3)         653,549           870,460       (24.9)
                             ----------         ----------                   ----------        ----------
                              1,476,209          1,796,294       (17.8)       2,744,777         3,540,023       (22.4)
                             ----------         ----------                   ----------        ----------

Income (loss) from              218,329         (1,266,602)        --           284,553        (2,171,002)        --
operations

Interest income                 (14,223)            22,118         --           (13,963)           69,093         --
(expense)
                             ----------         ----------                   ----------        ----------

Income (loss) before
 income taxes                   204,106         (1,244,484)        --           270,590        (2,101,909)        --

Provision (benefit)
for income taxes                      0                  0         --                 0                 0         --
                             ----------         ----------                   ----------        ----------

Net income (loss)           $   204,106        $(1,244,484)                 $   270,590       $(2,101,909)
                            ===========        ===========                  ===========       ===========

Basic and diluted net
income (loss) per share     $      0.04        $     (0.24)        --       $      0.05      $     ( 0.41)        --

Diluted weighted average
common shares outstanding     5,280,183          5,080,500         --         5,231,494         5,080,500         --


See accompanying notes to financial statements.

                          SPANLINK COMMUNICATIONS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                        For the six months ended June 30,
                                   (Unaudited)

                                                                               1998             1997
                                                                           -----------      -----------
Cash flows from operating activities:
       Net income (loss)                                                   $   270,590      $(2,101,909)
       Reconciliation of net income (loss) to net cash
              used by operating activities:
              Depreciation and amortization                                    215,847          187,638
              Changes in current assets and liabilities                     (1,611,313)        (560,022)
                                                                           -----------      -----------
                    Net cash used by operating activities                   (1,124,876)      (2,474,293)
                                                                           -----------      -----------

Cash flows from investing activities:
       Net change in marketable securities                                           0        1,092,839
       Additions to property and equipment                                    (110,593)        (305,352)
                                                                           -----------      -----------
                    Net cash (used) provided by investing activities          (110,593)         787,487
                                                                           -----------      -----------

Cash flows from financing activities:
       Advances on bank credit line                                            850,000                0
       Repayments on capital lease obligation                                  (24,718)         (31,617)
       Reduction of royalties payable                                         (209,589)               0
       Proceeds from exercise of incentive stock options                         4,940                0
                                                                           -----------      -----------
                    Net cash provided (used) by financing activities           620,633          (31,617)
                                                                           -----------      -----------

Net decrease in cash and cash equivalents                                     (614,836)      (1,718,423)
Cash and cash equivalents at beginning of period                               703,658        2,284,952
                                                                           -----------      -----------
Cash and cash equivalents at end of period                                 $    88,822      $   566,529
                                                                           ===========      ===========

Supplemental disclosure of cash flow information:
       Cash paid during the period for interest                            $    26,561      $    15,570
                                                                           ===========      ===========

Supplemental disclosure of noncash investing and financing activities:
       Capital lease obligation incurred                                   $      --        $   300,400
                                                                           ===========      ===========



See accompanying notes to financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1998
                                   (Unaudited)


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

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


Results of Operations

     Revenues

     Total revenue increased 153.2% to $2,865,657 for the three-month period ended June 30, 1998 from $1,131,832 for the comparable period in 1997. The increase was due primarily to increased revenue from packaged and custom software applications. Revenue for the six-month period ended June 30, 1998 increased 95.5% over the comparable period in 1997 due primarily to higher revenues from packaged software applications.

     Cost of Revenue

     Cost of revenue increased 94.5% to $1,171,119 for the three-month period ended June 30, 1998 from $602,140 for the three-month period ended June 30, 1997. The increase was due primarily to higher costs to support the increase in sales. Cost of revenue increased 68.1% for the six-month period ended June 30, 1998 versus the comparable period in 1997 due primarily to the same reason as the three-month period.

     Gross Profit

     Gross profit increased 219.9% to $1,694,538 for the three-month period ended June 30, 1998. Gross profit as a percentage of total revenue increased from 46.8% for the three-month period ended June 30, 1997 to 59.1% for the three-month period ended June 30, 1998. Gross margin as a percentage of total revenue improved to 58.3% for the six- month period ended June 30, 1998 from 51.5% for the comparable period in 1997. The improved gross margin for both the three-month and six-month periods as a percentage of total revenue was due primarily to increased revenue levels and a product mix shift to higher margin packaged software applications.

     Sales, General and Administrative

     Sales, general and administrative expenses decreased 18.0% to $1,122,990 for the three-month period ended June 30, 1998 from $1,369,235 for the three-month period ended June 30, 1997. The decrease is due primarily to approximately $200,000 in non-recurring expenses related to severance and other restructuring charges in the three-month period ended June 30, 1997. Sales, general and administrative expenses decreased 21.7% for the six-month period ended June 30, 1998 to $2,091,228 from $2,669,563 for the same period in 1997. The decrease resulted from reduced sales and marketing costs in 1998 together with the 1997 non-recurring costs discussed in the three-month comparison.

     Research and Product Development

     Research and product development expenses decreased 17.3% to $353,219 for the three-month period ended June 30, 1998 from $427,059 for the three-month period ended June 30, 1997. The decrease is due primarily to the Company's cost containment efforts implemented in the last half of 1997. Research and development expenses decreased 24.9% for the six month period ended June 30, 1998 to $653,549 from $870,460 for the comparable period in 1997 due primarily again to the Company' cost containment efforts.

     Interest Income (Expense)

     The Company recorded net interest expense of $14,223 for the three-month period ended June 30, 1998, versus net interest income of $22,118 for the comparable period in 1997. Net interest expense for the six-month period ended June 30, 1998 was $13,963 versus net interest income of $69,093 for the comparable period in 1997. The changes from 1997 to 1998 in each case reflect the Company's borrowing levels under its bank credit line in 1998 compared to the Company's invested cash balances in 1997.

     Income Taxes

         The Company did not record a tax benefit for the three-month and six-month periods ended June 30, 1997 as the likelihood of realization of the benefit is presently not assured.

      Liquidity and Capital Resources

     The Company had cash and cash equivalents of $88,822 as of June 30, 1998. The Company established a $1,000,000 line of credit, subject to certain asset levels, with its bank in April, 1998. At June 30, 1998, the remaining available borrowing under this line was $150,000. The Company believes that its current cash resources combined with projected operating cash flow and its credit line will be sufficient to fund its operations and capital expenditures through 1998.

      Forward-Looking Statements

     Statements made in this report regarding the sufficiency of funds for 1998 are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are: the availability of sufficient capital to finance the Company's business plan on terms satisfactory to the Company; the ability of the Company to meet its revenue goals which depends on competitive factors, such as the introduction of new products in the same markets, and changes in operating costs, including labor and general business and economic conditions. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as of the date made.

                           PART II. OTHER INFORMATION


Item 1.           Legal Proceedings.

                  None.

Item 2.           Changes in Securities and Use of Proceeds.

                  Not Applicable.

Item 3.           Defaults Upon Senior Securities.

                  Not Applicable.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  The Company's Annual Meeting of Shareholders was held on Wednesday, May 13, 1998, at 4:00 p.m. local time, at the offices of the Company. The following items were approved by a majority of the shareholders:

                   a) Election of Bruce E. Humphrey as a director to hold office for a term expiring at the annual meeting in 2001. The vote totals were 5,001,461 FOR nominee and 12,800 shares WITHHELD. Other current board members, with terms shown, are as follows:

                                  Term Expiring

                       Joseph D. Mooney              2000
                       Loren A. Singer, Jr.          2000
                       Brett A Shockley              1999
                       Thomas F. Madison             1999

                    b) The 1998  Employee  Stock  Purchase Plan. The vote totals were 4,929,161  FOR; 59,400  AGAINST; and 25,700 ABSTAIN.

Item 5.           Other Information.

                  Not Applicable.


Item 6.           Exhibits and Reports on Form 8-K.

                   (a)       Exhibits.

                       Exhibit 27 - Financial Data Schedule (electronic version only).

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


                                    SPANLINK COMMUNICATIONS, INC.
                                    (Registrant)

Date:    August 13, 1998            /s/ Brett A. Shockley
                                    Brett A. Shockley
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date:    August 13, 1998            /s/ Timothy E. Briggs
                                    Timothy E. Briggs
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)