Form 10QSB
period 1998-09-30
SPANLINK COMMUNICATIONS INC
filed 1998-11-16
CIK 1010064

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  September 30, 1998


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

At November 6, 1998, there were 5,085,010 shares of the issuer's no par value, Common Stock, outstanding.

Check whether this is a transitional small business disclosure format:
                                 Yes        No   X

                          SPANLINK COMMUNICATIONS, INC.

                                      INDEX

                                                                     Page Number

PART I.     FINANCIAL INFORMATION

       Item 1.       Condensed Financial Statements

                     Condensed Balance Sheet as of                        3
                     September 30, 1998 and December 31, 1997

                     Condensed Statement of Operations                    4
                     for the three and nine month periods
                     ended September 30, 1998 and 1997

                     Condensed Statement of Cash Flows                    5
                     for the nine month periods ended
                     September 30, 1998 and 1997

                     Notes to Condensed Financial Statements              6

       Item 2.       Management's Discussion and Analysis               7-9
                     or Plan of Operation

PART II.    OTHER INFORMATION                                         10-11


SIGNATURES                                                               12

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                          SPANLINK COMMUNICATIONS, INC.
                             CONDENSED BALANCE SHEET


                                     ASSETS

                                                                       September 30,     December 31,
                                                                            1998              1997
                                                                        (Unaudited)        (Audited)
                                                                       -----------       -----------
Current assets:
      Cash and cash equivalents                                        $   169,558       $   703,658
      Accounts receivable, net of allowances                             2,290,973         2,113,271
      Inventory                                                            288,592           345,775
      Costs and estimated earnings in excess of billings                 1,135,601           554,572
      Other current assets                                                 257,819           261,572
                                                                       -----------       -----------
             Total current assets                                        4,142,543         3,978,848
Property and equipment, net                                              1,208,473         1,264,160
Purchased intangibles                                                      521,856           611,619
                                                                       -----------       -----------
             Total assets                                              $ 5,872,872       $ 5,854,627
                                                                       ===========       ===========


                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
      Advances on bank credit line                                     $   485,000       $         0
      Accounts payable                                                     631,787           631,263
      Accrued expenses                                                     314,690           560,933
      Current portion of long term liabilities                             315,004           300,570
      Deferred maintenance revenue                                         481,185           432,809
      Other current liabilities                                            327,257           452,466
                                                                       -----------       -----------
             Total current liabilities                                   2,554,923         2,378,041

Capital lease obligations                                                  143,086           195,083
Royalties payable                                                           40,411           250,000

Shareholders' equity:
      Common stock                                                       8,199,003         8,193,663
      Accumulated deficit                                               (5,064,551)       (5,162,160)
                                                                       -----------       -----------
             Total shareholders' equity                                  3,134,452         3,031,503
                                                                       -----------       -----------
             Total liabilities and shareholders' equity                $ 5,872,872       $ 5,854,627
                                                                       ===========       ===========

See accompanying notes to financial statements

                          SPANLINK COMMUNICATIONS, INC.
                             STATEMENT OF OPERATIONS
            For the three months and nine months ended September 30,
                                   (Unaudited)

                                              Three Months                                    Nine Months
                                                                           %                                              %
                                        1998              1997           Change         1998              1997          Change
                                        ----              ----           ------         ----              ----          ------

Revenue                               $ 2,504,315     $ 1,782,940         40.5      $ 7,702,833        $ 4,442,407       73.4
Cost of Revenue                         1,265,205         665,139         90.2        3,434,393          1,955,585       75.6
                                      -----------     -----------        -----      -----------        -----------      -----

Gross Profit                            1,239,110       1,117,801         10.8        4,268,440          2,486,822       71.6
Gross profit as a
   percentage of revenue                    49.5%           62.7%                         55.4%              56.0%

Operating expenses:
Sales, general and
  administrative                        1,071,274         996,628          7.5        3,162,502          3,666,191      (13.7)
Research and product development          321,738         324,595         (0.9)         975,287          1,195,055      (18.4)
                                      -----------     -----------        -----      -----------        -----------      -----
                                        1,393,012       1,321,223          5.4        4,137,789          4,861,246      (14.9)
                                      -----------     -----------        -----      -----------        -----------      -----

Income (loss) from operations            (153,902)       (203,422)         ---          130,651         (2,374,424)       ---

Interest income (expense)                 (19,079)          8,549          ---          (33,042)            77,642        ---
                                      -----------     -----------        -----      -----------        -----------      -----
Income (loss) before
 income taxes                            (172,981)       (194,873)         ---           97,609         (2,296,782)       ---

Provision (benefit) for
 income taxes                                   0               0          ---                0                  0        ---
                                      -----------     -----------        -----      -----------        -----------      -----
Net income (loss)                     $  (172,981)    $  (194,873)                  $    97,609        $(2,296,782)
                                      ===========     ===========                   ===========        ===========

Basic and diluted net income
(loss) per share                      $     (0.03)    $     (0.04)         ---      $      0.02        $     (0.45)       ---

Diluted weighted average common
shares outstanding                      5,083,225       5,080,500          ---        5,182,081          5,080,500        ---

See accompanying notes to financial statements.

                          SPANLINK COMMUNICATIONS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                     For the nine months ended September 30,
                                   (Unaudited)

                                                                                 1998              1997
                                                                            -----------       -----------
Cash flows from operating activities:
        Net income (loss)                                                   $    97,609       $(2,296,782)
        Reconciliation of net income (loss) to net cash
              used by operating activities:
              Depreciation and amortization                                     336,688           251,333
              Changes in current assets and liabilities                      (1,008,673)         (621,304)
                                                                            -----------       -----------
                    Net cash used by operating activities                      (574,376)       (2,666,753)
                                                                            -----------       -----------

Cash flows from investing activities:
        Net change in marketable securities                                           0         2,092,553
        Additions to property and equipment                                    (188,478)         (326,643)
                                                                            -----------       -----------
                    Net cash (used) provided by investing activities           (188,478)        1,765,910
                                                                            -----------       -----------

Cash flows from financing activities:
        Advances on bank credit line                                            485,000                 0
        Repayments on capital lease obligation                                  (51,997)          (42,990)
        Reduction of royalties payable                                         (209,589)                0
        Proceeds from exercise of incentive stock options                         5,340                 0
                                                                            -----------       -----------
                    Net cash provided (used) by financing activities            228,754           (42,990)
                                                                            -----------       -----------

Net decrease in cash and cash equivalents                                      (534,100)         (943,833)
Cash and cash equivalents at beginning of period                                703,658         2,284,952
                                                                            -----------       -----------
Cash and cash equivalents at end of period                                  $   169,558       $ 1,341,119
                                                                            ===========       ===========

Supplemental disclosure of cash flow information:
        Cash paid during the period for interest                            $    49,732       $    24,420
                                                                            ===========       ===========

Supplemental disclosure of noncash investing and financing activities:
        Capital lease obligation incurred                                   $         0       $   300,400
                                                                            ===========       ===========



See accompanying notes to financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations

     Revenues

     Total revenue increased 40.5% to $2,504,315 for the three-month period ended September 30, 1998 from $1,782,940 for the comparable period in 1997. The increase was due primarily to increased revenue across all major product categories. Revenue for the nine-month period ended September 30, 1998 increased 73.4% over the comparable period in 1997 due also to higher revenues across all major product categories.

     Cost of Revenue

     Cost of revenue increased 90.2% to $1,265,205 for the three-month period ended September 30, 1998 from $665,139 for the three-month period ended September 30, 1997. The increase was due primarily to higher costs to support the increase in sales together with product mix changes. Cost of revenue increased 75.6% for the nine-month period ended September 30, 1998 versus the comparable period in 1997 due primarily to the higher sales levels.

     Gross Profit

     Gross profit increased 10.8% to $1,239,110 for the three-month period ended September 30, 1998. Gross profit as a percentage of total revenue decreased from 62.7% for the three-month period ended September 30, 1997 to 49.5% for the three-month period ended September 30, 1998. The lower gross margin for the three-month period as a percentage of total revenue was due primarily to a product mix shift to lower margin hardware and custom software applications. Gross margin as a percentage of total revenue decreased slightly to 55.4% for the nine-month period ended September 30, 1998 from 56.0% for the comparable period in 1997.

     Sales, General and Administrative

     Sales, general and administrative expenses increased 7.5% to $1,071,274 for the three-month period ended September 30, 1998 from $996,628 for the three-month period ended September 30, 1997. The increase is due primarily to higher sales and marketing expenses. Sales, general and administrative expenses decreased 13.7% for the nine-month period ended September 30, 1998 to $3,162,502 from $3,666,191 for the same period in 1997. The decrease resulted from reduced sales and marketing costs in the first half of 1998, together with non-recurring costs related to severance and restructuring charges of approximately $200,000 incurred in 1997.

     Research and Product Development

     Research and product development expenses decreased 0.9% to $321,738 for the three-month period ended September 30, 1998 from $324,595 for the three-month period ended September 30, 1997. Research and development expenses decreased 18.4% for the nine month period ended September 30, 1998 to $975,287 from $1,195,055 for the comparable period in 1997 due primarily to the Company' cost containment efforts.

     Interest Income (Expense)

     The Company recorded net interest expense of $19,079 for the three-month period ended September 30, 1998, versus net interest income of $8,549 for the comparable period in 1997. Net interest expense for the nine-month period ended September 30, 1998 was $33,042 versus net interest income of $77,642 for the comparable period in 1997. The changes from 1997 to 1998 in each case reflect the Company's borrowing levels under its bank credit line in 1998 compared to the Company's invested cash balances in 1997.

     Income Taxes

         The Company did not record a tax benefit for the three-month and nine-month periods ended September 30, 1998 as the likelihood of realization of the benefit is presently not assured.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $169,558 as of September 30, 1998. The Company established a $1,000,000 line of credit, subject to certain asset levels, with its bank in April, 1998. At September 30, 1998, the remaining available borrowing under this line was $515,000. The Company believes that its current cash resources combined with projected operating cash flow and its credit line will be sufficient to fund its operations and capital expenditures through 1999.

Year 2000

     Year 2000 Background

     The Company's overall goal is to be Year 2000 ready. To accomplish this goal, the Company has been addressing the issue with respect to both its information technology (IT) and non-IT systems, as well as its business relationships with key third parties. To be ready, the Company needs to evaluate the Year 2000 issues and fix any problems it can so that all of its systems and relationships will be suitable for continued use into and beyond the Year 2000.

     The Company began addressing the Year 2000 issue in 1998 using a multi-step approach, including inventory and assessment, remediation and testing, and contingency planning. The Company began by assessing its major internal software systems that were susceptible to system failure or processing errors as a result of the Y2K issue. This phase is substantially complete. The Company's Year 2000 efforts will also include assessment of "embedded" systems (such as security and telephone systems, as well as heating and air conditioning systems).

     As part of the assessment phase, the Company has also had conversations with many of its major software and service suppliers, and has recently initiated plans to obtain formal written assurances from such key third parties in order to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has not yet completed this part of the assessment phase and cannot predict the outcome of other companies' remediation efforts.

     Year 2000 Costs

     The Company currently plans to substantially complete its Year 2000 compliance efforts by June 30, 1999. To date, the Company has spent only a minimal amount during the assessment phase, which essentially amounts to purchases of software and hardware and compensation of internal employees working on Year 2000 projects. Although the Company has not yet completed its assessment phase, the total remaining cost of such efforts is estimated at less than $100,000. The cost of the project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third parties' Year 2000 readiness and other factors.

     Risk Assessment

     Possible consequences to the company or its business partners not being fully Y2K compliant could include delays in the receipt of revenues or inability to meet customer needs. These consequences could have a material adverse impact on the company's results of operations, financial condition and cash flows if the Company is unable to conduct its business in the ordinary course.

     The Company does not currently have a contingency plan but will continue to monitor the necessity of such in 1999. If a contingency plan is reasonably necessary, it will likely include identifying and securing alternative suppliers, and the Company intends to have the plan substantially finalized by June 30, 1999.

Forward-Looking Statements

     Statements made in this report regarding the sufficiency of funds for 1999 and the impact of Year 2000 issues on the Company's business are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are: (i) for sufficiency of capital, the availability of sufficient capital if needed to finance the Company's business plan on terms satisfactory to the Company; the ability of the Company to meet its revenue goals which depends on competitive factors, such as the introduction of new products in the same markets, and changes in operating costs, including labor and general business and economic conditions; and (ii) for the Year 2000 impact, the accuracy and reliability of the Company's and its suppliers' and customers' assessment and remediation of Year 2000 issues. The Company wishes to caution readers not to place undue reliance on any such forward looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as of the date made.

                           PART II. OTHER INFORMATION


Item 1.    Legal Proceedings.

           None.

Item 2.    Changes in Securities and Use of Proceeds.

           Not Applicable.

Item 3.    Defaults Upon Senior Securities.

           Not Applicable.

Item 4.    Submission of Matters to a Vote of Security Holders.

           Not Applicable

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


                                   SPANLINK COMMUNICATIONS, INC.
                                   (Registrant)

Date:    November 16, 1998         /s/ Brett A. Shockley
                                   Brett A. Shockley
                                   Chief Executive Officer
                                   (Principal Executive Officer)

Date:    November 16, 1998         /s/ Timothy E. Briggs
                                   Timothy E. Briggs
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)