Form 10KSB40
period 1998-12-31
SPANLINK COMMUNICATIONS INC
filed 1999-03-30
CIK 1010064

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended:                              Commission file number:
    December 31, 1998                                           0-28138

                          SPANLINK COMMUNICATIONS, INC.

      Minnesota                                          41-1618845
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

                      Common Stock, no par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $11,083,239.

State the aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant based on the closing average price as reported by The Nasdaq SmallCap Market on March 22, 1999: $7,894,931.63.*

As of March 22, 1999, 5,107,739 shares of the registrant's Common Stock were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 1998 Annual Report are incorporated by reference into Items 6 and 7 of Part II. Portions of the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held May 12, 1999 are incorporated by reference into Items 9, 10, 11 and 12 of Part III.

Transitional Small Business Disclosure Format (check one): Yes _ No X

----------------
*Shares of Common Stock held beneficially by affiliates, i.e., directors, executive officers and persons known to own beneficially in excess of 5 percent of the Common Stock have been excluded in calculating this value.

                                     PART I

Unless the context indicates otherwise, all references to the "Company" or the "Issuer" in this Annual Report on Form 10-KSB relate to Spanlink Communications, Inc.

The following United States registered trademarks appear in this Annual Report on Form 10-KSB and are owned by the Company: Spanlink, ExtraAgent, FastCall, and PRODiag. WebCall is a registered trademark in the United Kingdom.

ITEM 1.  DESCRIPTION OF BUSINESS

General Development

The Company designs, develops and markets computer telephony software and services that help automate the customer interaction process in call centers using technologies which link business computer systems, telecommunications systems and the Internet. The Company has been shifting its focus from developing custom software for interactive communications systems to developing configurable software packages. These packages can be configured to meet the needs of particular customers or markets without modifying the underlying computer programming. The Company's software employs touch tone, speech recognition, or dial-pulse recognition to allow consumers to use a telephone, rather than a company sales or service agent, to bank by phone, place a catalog order, temporarily suspend newspaper deliveries, obtain up-to-date stock quotes, check on airline arrivals and departures and provide callers alternatives to waiting on hold. The software also provides an integration availability between telephone systems and a company's host computer system that allow a screen full of information to "pop" up on a customer service agent's computer monitor. In addition, one of the Company's products can facilitate telephone communication between a user of the Internet's World Wide Web and a company's sales and service agents.

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

The Company's strategy is to develop configurable software packages which meet a significant portion of the needs of a variety of interactive computer telecommunications markets. The Company plans to use these standard products as a foundation on which the Company, with a limited amount of additional work, can build application packages specific to its target markets. The Company's current target markets are call centers, newspapers and financial institutions. In addition, these configurable software packages can be modified to meet the particular needs of an individual customer within that market. For example, the Company's ExtraAgent product, which streamlines telephone calls into a call center, is used across a wide variety of industries. In the newspaper market, the Company has enhanced ExtraAgent to allow customers to report a delivery problem or temporarily stop their newspaper service. Historically, the Company has relied significantly on the marketing and distribution network of Lucent

Technologies, Inc. (Lucent) to deliver its products and services into the marketplace. In 1997 and 1998, the Company expanded and strengthened its own direct sales force to focus on strategic accounts. The Company has created distribution agreements with telephone and data processing dealers and alliances with original equipment manufacturers where appropriate. Over the past five years, the interactive computer telecommunications industry has begun to emerge as a major component of the communications industry. Based on information provided by Frost & Sullivan, an independent research organization, the Company believes that the interactive voice response (IVR) market is approximately $580 million and the computer telephony integration (CTI) market is approximately $379 million. According to Frost & Sullivan, expected growth rates for the IVR and CTI markets are approximately 17.5% and 16.1%, respectively.

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

Primary Products

All of the Company's products share an open, modular architecture and the same system software. This allows the Company to assemble different products into a computer telephony system to meet the needs of a particular customer. The Company's software operates in combination with a variety of other telephone systems, networks, LANs and host computers to allow businesses to improve their services and typically lower operational costs.

Although subject to many variations, a call from a consumer to a business using the Company's Computer Telephony Integration (CTI) server might adhere to the following scenario. When a consumer places a call, it passes through the public telephone network to the business' PBX/ACD system. The PBX/ACD directs the call to the CTI server, where the Company's software collects the caller's telephone number from the public telephone network and accesses the host computer or LAN servers to obtain consumer information and determines how to manage the call. If no agents are currently available, the Company's software will give the consumer an estimate of how long the consumer will have to wait and a list of options. These options might include leaving a message for immediate or later call back, choosing the music on hold or transacting business using a touch tone keypad or by speaking commands. If the caller chooses to wait or leaves a message, the Company's software directs the information collected from the telephone network, ACD or computer system to the personal computer of an available call center agent, along with the call. Since the agent has the consumer information on the display, the service to the consumer can be delivered more quickly than if the call center agent were required to ask the consumer these questions first.

As demonstrated by the example, the Company's computer telephony applications may employ any or all of voice messaging, interactive voice response (IVR), computer telephone integration (CTI) and Internet technologies and interface with the public telephone network, telephone systems and computer systems. The Company has developed a number of applications that interface with a wide variety of PBX/ACD Systems using standard telephony interfaces (Analog, T-1, PRI) and protocols (TSAPI, TAPI, ASAI, ISDN, Digital Telephone Set emulation).

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

The Company has three main types of interactive software products: the ExtraAgent family (which includes ExtraAgent, WebCall, FastPoint applications); FastCall (which includes the FastCall and FastCall Central applications); and SelectSolutions. These products can be combined in a single interactive computer telecommunications system that utilizes voice messaging, IVR, CTI and the Internet. A typical sale ranges from $30,000 to $200,000, although a large customer sale could exceed $500,000.

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

Other applications in the ExtraAgent family are WebCall and FastPoint. WebCall integrates the Internet with a call center. Based on the Company's experience in the telecommunications industry, including participation in industry trade shows and conferences, the Company believes that WebCall was among the first to successfully create a link between traditional business telephone systems and a World Wide Web site. WebCall allows a consumer on the World Wide Web to select a button (icon) labeled "Talk To A Real Person" and receive a return call from a call center agent over a standard telephone. The Company believes that WebCall benefits a variety of applications on the World Wide Web including electronic commerce, help desk and marketing. Companies that sell products on the Internet can use WebCall to connect the consumer to a human operator to complete a credit card transaction and possibly sell other products. Companies that provide on line help desks can use WebCall to connect a PC user, accessing a home page on the World Wide Web, with a person at the Company's help desk after the agent has analyzed the problem through background provided by WebCall. WebCall also enables companies to better track and assess the results of marketing programs that utilize the Internet.

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

CUSTOMER SUPPORT

Once the Company's products are installed, the Company typically provides ongoing technical assistance for the life of the system. Technical support representatives provide technical diagnosis, consulting and engineering support through the Company's 24-hour customer service center. The Company also provides remote on-line diagnosis. The Company's products are sold with a limited 90 day software warranty and one-year hardware warranty, commencing on the date of acceptance. Technical assistance after the warranty period must be purchased as part of a separately priced maintenance contract. To date, warranty claims have been negligible.

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

HARDWARE SALES

The Company's products utilize the Intuity Platform, a hardware and base software system manufactured by Lucent. Although the Intuity Platform is premium priced, the Company has sold this platform to both large and small customers. In connection with the sale of its software, the Company also sells the necessary hardware to those organizations requiring the equipment. Currently, most of the Company's customers who purchase an initial system through the Company's direct sales force also purchase hardware. Hardware sales as a percentage of total revenues increased in 1998 due to the Company's higher level of business from its direct sales force, a large hardware order received in the fourth quarter of 1998, and a higher level of hardware upgrades purchased by the Company's customers. Customers that purchase hardware through the Company receive the equipment manufacturer's warranty which is generally one year. The Intuity Platform is generally available from a number of different Lucent distributors. The Company does not anticipate any difficulty in obtaining the Intuity Platform.

The Company has also introduced its own hardware line, the Gemstone system, based on components available from Lucent Technologies. This platform provides the Company a private-labeled offering and serves as an entry point into non-Lucent accounts.

COMPETITION

The market for computer telephony products is intensely competitive and characterized by rapid, technological change. The Company believes that competition in this market is likely to persist and to intensify as a result of increasing demand for interactive computer telecommunications products. The Company's principal competitors include Brite Voice Systems, Edify, Intervoice, Periphonics, Syntellect and large diversified companies such as Lucent Technologies and IBM for which interactive computer telecommunications systems are a small portion of their overall business. Other competitors focusing on CTI applications, such as Davox, Genesys Labs, and Quintus/Nabnasset also compete with the company's line of interactive computer telecommunications products. Although the Company has an OEM relationship with Lucent Technologies, Lucent Technologies also markets some software products not manufactured by the Company which could compete with the Company's products. Substantially all of the Company's principal competitors have greater financial, marketing, service, support, technical and other competitive resources than the Company.

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

MARKETING AND SALES

The Company markets its products in North America through its direct sales force and pursuant to agreements with Lucent Technologies, Inc. The Company has identified the following target markets on which it focuses its direct marketing and sales activities:

o Call centers such as customer service centers, catalog order centers, ticket reservation centers and businesses such as service bureaus.

o Media markets such as newspapers, cable, television and radio organizations.

o Healthcare markets such as HMOs, PPOs, dental insurance and other insurance coverage organizations in the health care field.

o Financial institutions such as banks, credit unions, mortgage banks and diversified financial service organizations.

o Manufacturers with dealer distribution networks such as lawn and garden, construction, electronic and other consumer products.

o Human resources, with the Company's SurveyPower and HireSolution applications which aid in call center agent hiring, performance measurement, and retention.

In addition, the Company plans to continue to sell its products through its relationships with Lucent and its network of telephone and data processing dealers and original equipment manufacturers, such as business systems hardware and software manufacturers as well as other PBX manufacturers.

The Company's direct sales employees solicit prospective customers and provide technical advice and support with respect to the Company's products. During 1998, the Company focused its marketing and sales efforts on enhancing its sales organization to call directly on system users in its target markets, and on developing marketing alliances to aid in distribution of the Company's products.

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

LUCENT TECHNOLOGIES RELATIONSHIPS

Since 1989, the Company has worked together in a variety of relationships with various units of AT&T and its successor Lucent Technologies, Inc., to develop software, distribute interactive computer telecommunications products, transfer technology and co-market. The Company currently develops its software products to operate on the Intuity Platform and has an agreement to purchase Lucent hardware and system software at discounts. The Company utilizes Lucent services at times to repair and upgrade Lucent products that have been sold by the Company. As a result of these relationships the Company has been able to broaden its distribution of products, accelerate the development of products and generate revenues and profits from the sale of its products. Total revenues from Lucent were approximately $4,957,000 and $3,693,000 for the years ended December 31, 1998 and 1997, respectively, which represented 45% and 56% of total revenues for 1998 and 1997, respectively.

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

Research and Product Development

The Company spent $1,282,549 in 1998 and $1,463,905 in 1997 on research and product development. Prior to 1996, the majority of the Company's research and product development efforts were funded through the design of customized products for its customers and have been included in cost of revenues. The Company intends to fund research and product development efforts independently through internally generated funds, as well as through customizing products for its customers. The Company is conducting research into new products and technologies including voice processing and computer telephony integration product extensions.

Backlog

The Company fills hardware and packaged software orders as they are received. Accordingly, the Company periodically has experienced month to month fluctuations in its net sales due to the receipt or lack of such orders in particular months. The Company has experienced and may in the future experience periods in which low unit volume could result in operating losses.

The Company fills orders for custom software and professional services, which are designed to the customer's specifications and requirements by Company engineers, according to the customer's schedule, subject to the availability of engineers to work on the project. On December 31, 1997, the Company had a backlog of approximately $814,000 of custom software and professional services orders which were filled in 1998. By December 31, 1998, the backlog of custom software and professional services orders had increased to $962,000, which the Company expects to fill during 1999.

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

Employees

At December 31, 1998, the Company employed 95 employees, of which 91 are full time. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company believes it maintains good relations with its employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company currently leases 26,993 square feet for its office and warehouse facilities located at 7125 Northland Terrace, Minneapolis, Minnesota under a lease which will terminate on July 1, 2002. Annual rental costs are approximately $245,000 over the term of the lease. Rent expense for the years ended December 31, 1998 and December 31, 1997 was $243,747 and $229,242,
respectively.

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

             1998                                 High               Low
             ----                                 ----               ---
             First Quarter                        3                  2
             Second Quarter                       3 3/4              2 3/4
             Third Quarter                        4 1/4              2 1/2
             Fourth Quarter                       4 1/8              3 1/8

             1997                                 High               Low
             ----                                 ----               ---
             First Quarter                        3 5/8              2 3/4
             Second Quarter                       3                  2 1/8
             Third Quarter                        3                  1 3/4
             Fourth Quarter                       2 7/8              2

(b)      Approximate Number of Holders of Common Stock

                                           Approximate Number of Record Holders
             Title of Class                         as of March  19, 1999)
             --------------                ------------------------------------
             Common Stock, No par value                         64*

* In addition to the record holders, the Company has approximately 1,500 holders who hold the Company's Common Stock in nominee name and/or street name brokerage accounts.

(c)      Dividends

The Company has not paid any dividends on its Common Stock, and the Board of Directors intends to retain earnings for the foreseeable future for use in the expansion of the Company's business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Company's 1998 Annual Report to Shareholders is hereby incorporated by reference and included in Exhibit 13.2 hereto.

ITEM 7.  FINANCIAL STATEMENTS

The following financial statements of the Company are incorporated herein by reference from the Company's 1998 Annual Report, and included in Exhibit 13.1 of this document:

         (i)    Report of Independent Accountants dated February 12, 1999
         (ii)   Balance Sheet as of December 31, 1998 and 1997
         (iii) Statement of Operations for the years ended December 31, 1998 and 1997
         (iv) Statement of Shareholders' Equity for the years ended December 31, 1998 and 1997
         (v) Statement of Cash Flows for the years ended December 31, 1998 and 1997
         (vi)   Notes to Financial Statements

ITEM 8. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The information contained under the headings "Election of Directors," "Executive Officers of the Company," and "Section 16(a) Reporting" in the Company's definitive proxy statement for its annual meeting of shareholders to be held May 12, 1999, is hereby incorporated by reference.

ITEM 10. EXECUTIVE COMPENSATION

The information contained under the heading "Executive Compensation" in the Company's definitive proxy statement for its annual meeting of shareholders to be held May 12, 1999, is hereby incorporated by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for its annual meeting of shareholders to be held May 12, 1999, is hereby incorporated by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained under the heading "Certain Transactions" in the Company's definitive proxy statement for its annual meeting of shareholders to be held May 12, 1999, is hereby incorporated by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following portions of Item 13 are submitted as separate sections of this report:

                (1)-List of financial statements
                (2)-List of exhibits
                (3) -Exhibits

(b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SPANLINK COMMUNICATIONS, INC.

March 30, 1999                        /s/ Brett A. Shockley
                                      Brett A. Shockley, Chairman, President,
                                      Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


Signature                          Title                             Date


/s/ Brett A. Shockley         Chairman, President, Chief          March 30, 1999
Brett A. Shockley             Executive Officer and Director
                              (Principal Executive Officer)


/s/ Timothy E. Briggs         Vice President Finance, Chief       March 30, 1999
Timothy E. Briggs             Financial Officer
                              (Principal Financial and
                              Accounting Officer )


/s/ Loren A. Singer, Jr.      Secretary, Director                 March 30, 1999
Loren A. Singer, Jr.


/s/ Bruce E. Humphrey         Director                            March 30, 1999
Bruce E. Humphrey


                              Director                           March ___, 1999
Thomas F. Madison

                              Director                           March ___, 1999
Joseph D. Mooney

                          SPANLINK COMMUNICATIONS, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                   For the Fiscal Year Ended December 31, 1998


Exhibit
Number         Description

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

4.4 Form of Bridge Warrant (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

10.1 Letter of Credit Agreement between Inacom, Inc. and the Company dated January 10, 1996; Personal Guaranties of Brett A. Shockley, Loren A. Singer, Jr., and Todd A. Parenteau dated January 11, 1997 (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

10.2     Software Development Agreement between AT&T and Spanlink
         Communications, Inc. dated January 28, 1994; Amendment dated February 15, 1997 (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

10.3 Limited Source Code License Agreement between AT&T and Spanlink Communications, Inc. dated May 4, 1993 (incorporated by reference to
         Exhibit 10.5 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

10.4 Escrow Agreement between AT&T, All-Data, Inc. and Spanlink Communications, Inc. dated March 1, 1994 (incorporated by reference to
         Exhibit 10.6 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

10.5 Software Modification Agreement between AT&T and Spanlink Communications, Inc. dated May 4, 1993 (incorporated by reference to
         Exhibit 10.7 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

10.6 Certification Agreement for Resale of AT&T Voice Processing Products by Authorized Voice Processing Co-Marketer with Distinction between the Global Business Communications Systems unit of AT&T and Spanlink Communications, Inc. dated July 29, 1993; Amendment dated November 30, 1993 (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

10.7 Agreement between NCR GmbH and Spanlink Communications, Inc. dated March 18, 1994 (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

10.8 Maintenance Agreement between State of New York Department of Labor and Spanlink Communications, Inc. dated May 6, 1993; Renewal Agreement dated February 13, 1996 (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

10.9 Office Lease Agreement between Spanlink Communications, Inc. and Ryan Companies US, Inc. dated December 6, 1997 (incorporated by reference to
         Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996).

10.10    Employment Agreement between Spanlink Communications, Inc. and Patrick
         P. Irestone dated September 23, 1994; Amendment dated January 31, 1997 (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).*

10.11 Office Lease Agreement between Spanlink Communications, Inc. and Riverplace Inc. dated August 8, 1994 (incorporated by reference to
         Exhibit 10.13 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

10.12 Spanlink Communications, Inc. 1996 Omnibus Stock Plan (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

10.13 Spanlink Communications, Inc. 1998 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).*

10.14 Software Acceptance and Distribution Agreement between the Company and Lucent Technologies, Inc. dated December 31, 1996 (incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

10.15 Software Co-Marketing Agreement between the Company and Lucent Technologies, Inc. dated December 31, 1996 (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

10.16 Continuation Agreement between the Company and Lucent Technologies, Inc., which amends the Software Modification Agreement between the Company and AT&T dated May 4, 1993 (incorporated by reference to
         Exhibit 10.18 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

10.17 FastCall Purchase Agreement between the Company and Aurora Systems, Inc. dated December 31, 1997 (incorporated by reference to Exhibit
         10.19 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).

10.18 Separation Agreement and Release between the Company and Patrick P. Irestone dated July 15, 1997 (incorporated by reference to Exhibit
         10.20 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997).*

10.19 Amendment No. 1 to Software Acceptance and Distribution Agreement between the Company and Lucent Technologies, Inc. dated June 23, 1998.

10.20 Amendment No. 2 to Software Acceptance and Distribution Agreement between the Company and Lucent Technologies, Inc. dated August 6, 1998.

10.21 Agreement for Resale of Lucent Technologies Interactive Voice Response between Lucent Technologies, Inc., the Company and Inacom Communications, Inc. dated June 5, 1998.

10.22 Second Renewal Agreement dated July 24, 1998 to the Maintenance Agreement between the State of New York Department of Labor and the Company.

10.23 Letter Agreement Regarding $1,000,000 Line of Credit and $1,000,000 Promissory Note between the Company and Marquette Capital Bank, N.A., each dated April 30, 1998.

13.1     Audited Financial Statements.

13.2 Portion of the 1998 Annual Report containing Management's Discussion and Analysis.

23.1     Consent of PricewaterhouseCoopers LLP.

24.1     Power of Attorney (included in the signature page to the Form 10-KSB).

27.1     Financial Data Schedule; included in electronic filing only.

* Management contract or compensatory arrangement.