Form 10QSB
period 1999-03-31
SPANLINK COMMUNICATIONS INC
filed 1999-05-14
CIK 1010064

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB



         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  March 31, 1999


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

                 7125 Northland Terrace, Minneapolis, MN 55428
                    (Address of principal executive offices)

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

At May 10, 1999, there were 5,107,739 shares of the issuer's no par value, Common Stock, outstanding.

Check whether this is a transitional small business disclosure format:
         Yes        No   X

                          SPANLINK COMMUNICATIONS, INC.

                                      INDEX

                                                                        Page
                                                                       Number

PART I.           FINANCIAL INFORMATION

         Item 1.           Condensed Financial Statements

                           Condensed Balance Sheet as of                3
                           March 31, 1999 and December 31, 1998

                           Condensed Statement of Operations            4
                           for the three month periods ended
                           March 31, 1999 and 1998

                           Condensed Statement of Cash Flows            5
                           for the three month periods ended
                           March 31, 1999 and 1998

                           Notes to Condensed Financial Statements      6

         Item 2.           Management's Discussion and Analysis         7-9
                           of Financial Condition and Results of
                           Operations

PART II.          OTHER INFORMATION                                     10


SIGNATURES                                                              11

                          SPANLINK COMMUNICATIONS, INC.
                                  BALANCE SHEET

                                     ASSETS

                                                                   March 31,         December 31,
                                                                      1999               1998
                                                                  (unaudited)         (audited)
                                                                  -----------       -----------
Current assets:
          Cash and cash equivalents                               $    48,396       $   161,558
          Accounts receivable, net of allowances                    3,465,643         2,871,108
          Inventory                                                   462,524           505,787
          Costs and estimated earnings in excess of billings        1,017,059         1,703,186
          Other current assets                                        278,861           162,831
                                                                  -----------       -----------
                  Total current assets                              5,272,483         5,404,470
Property and equipment, net                                         1,158,408         1,227,089
Purchased intangibles                                                 460,174           491,015
Other assets                                                          138,500           138,500
                                                                  -----------       -----------
                  Total assets                                    $ 7,029,565       $ 7,261,074
                                                                  ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
          Loans payable                                           $ 2,035,000       $   985,000
          Accounts payable                                            523,270         1,259,812
          Accrued expenses                                            313,299           294,167
          Current portion of long term liabilities                    109,705           107,755
          Deferred maintenance revenue                                398,275           439,697
          Other current liabilities                                   489,619           451,613
                                                                  -----------       -----------
                  Total current liabilities                         3,869,168         3,538,044

Capital lease obligation                                              121,176           137,006
Royalties payable                                                     228,883           228,883
                                                                  -----------       -----------

Shareholders' equity:
          Common stock                                              8,260,248         8,255,348
          Accumulated deficit                                      (5,449,910)       (4,898,207)
                                                                  -----------       -----------
                  Total shareholders' equity                        2,810,338         3,357,141
                                                                  -----------       -----------
                  Total liabilities and shareholders' equity      $ 7,029,565       $ 7,261,074
                                                                  ===========       ===========


                          SPANLINK COMMUNICATIONS, INC.
                             STATEMENT OF OPERATIONS



                                                 For the Three Months Ended March 31,

                                                 1999               1998             %
                                             (unaudited)        (unaudited)        Change

Revenue                                      $ 2,280,751        $ 2,332,861        (2.2)
Cost of revenue                                1,113,456            998,069        11.6
                                             -----------        -----------       ------

Gross profit                                   1,167,295          1,334,792       (12.5)
Gross profit as a percentage of revenue             51.2%              57.2%

Operating expenses:
Sales, general and administrative              1,289,795            968,238        33.2
Research and product development                 398,123            300,330        32.6
                                             -----------        -----------       ------
                                               1,687,918          1,268,568        33.1
                                             -----------        -----------       ------

Income (loss) from operations                   (520,623)            66,224

Interest income (expense)                        (31,080)               260
                                             -----------        -----------

Income (loss) before income taxes               (551,703)            66,484

Provision for income taxes                             0                  0
                                             -----------        -----------

Net income (loss)                            $  (551,703)       $    66,484
                                             ===========        ===========

Basic and diluted net income (loss)
Per share                                    $     (0.11)       $      0.01

Shares used in computing diluted
net income (loss) per share                    5,107,739          5,080,500



                          SPANLINK COMMUNICATIONS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS

                                                                  For the Three Months Ended
                                                                             March 31,
                                                                    1999              1998
                                                                (unaudited)       (unaudited)
                                                                -----------       -----------
Cash flows from operating activities:
        Net income (loss)                                       $  (551,703)      $    66,484
        Reconciliation of net loss to net cash used by
              operating activities:
              Depreciation and amortization                         144,106           120,580
              Changes in current assets and liabilities            (702,001)         (406,514)
                                                                -----------       -----------
                    Net cash used by operating activities        (1,109,598)         (219,450)
                                                                -----------       -----------

Cash flows from investing activities:
        Additions to property and equipment                         (44,584)          (93,688)
                                                                -----------       -----------
                    Net cash used by investing activities           (44,584)          (93,688)
                                                                -----------       -----------

Cash flows from financing activities:
        Proceeds from common stock issuances                          4,900
        Increase in loan payable                                  1,050,000
        Repayments on capital lease obligation                      (13,880)          (12,154)
                                                                -----------       -----------
                    Net cash provided financing activities        1,041,020           (12,154)
                                                                -----------       -----------

Net decrease in cash and cash equivalents                          (113,162)         (325,292)
Cash and cash equivalents at beginning of period                    161,558           703,658
                                                                -----------       -----------
Cash and cash equivalents at end of period                      $    48,396       $   378,366
                                                                ===========       ===========

Supplemental disclosure of cash flow information:
        Cash paid during the period for interest                $    37,462       $     8,069
                                                                ===========       ===========




See accompanying notes to financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)


NOTE 1- CONDENSED FINANCIAL STATEMENTS

     The unaudited condensed financial information contained in this report reflects all adjustments (consisting of normal recurring adjustments) considered necessary, in the opinion of management, for a fair presentation of results of the interim periods presented for Spanlink Communications, Inc. (the "Company").

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the most recent audited financial statements and notes thereto included in the Company's Form 10-KSB for the fiscal year ended December 31, 1998. The results of operations of the periods ended March 31 are not necessarily indicative of the results of operations for a full year.

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

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


Results of Operations

     Revenues

     Total revenues decreased 2.2% to $2,280,751 for the three-month period ended March 31, 1999 from $2,332,861 for the comparable period in 1998. Royalty revenue was lower for the three-month period ended March 31, 1999 due to inventory overstocking in prior quarters by our OEM distributor. In addition, hardware sales were lower in 1999. Revenue from all other product categories increased with the largest dollar increases in direct sales of packaged software and professional services.

     Cost of Revenues

     Cost of revenue increased 11.6% from $998,069 for the three-month period ended March 31, 1998 to $1,113,456 for the three-month period ended March 31, 1999. The increase was due primarily to higher staffing levels and related indirect costs.

     Gross Profit

     Gross profit decreased 12.5% to $1,167,295 for the three month period ended March 31, 1999, as compared to the comparable quarter in 1998. Gross profit as a percentage of total revenue decreased from 57.2% for the three-month period ended March 31, 1998 to 51.2% for the three month period ended March 31, 1999 due primarily to increased staffing levels and lower revenue from high-margin royalties.

     Sales, General and Administrative

     Sales, general and administrative expenses increased 33.2% to $1,289,795 for the three-month period ended March 31, 1999 from $968,238 for the three month period ended March 31, 1998. The increase is due primarily to additional staffing and related recruitment costs in the sales and marketing departments. The costs of attending trade shows and providing advertising materials also increased in 1999.

     Research and Product Development

     Research and product development expenses increased 32.6% from $300,330 for the three-month period ended March 31, 1998 to $398,123 for the three-month period ended March 31, 1999. The increase is due primarily to higher staffing levels required by our new product development projects.

     Interest Income (Expense)

     The Company recorded net interest expense of $31,080 for the three-month period ended March 31, 1999, versus net interest income of $260 for the comparable period in 1998. Interest expense in the current period reflects the Company's borrowing levels under its credit facilities.

     Income Taxes

         The Company did not record a tax benefit for the three-month periods ended March 31, 1999 and 1998 as the likelihood of realization of the benefit is presently not assured.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $48,396 as of March 31, 1999. The Company has a $1,700,000 line of credit, subject to certain asset levels, with its bank at an interest rate of 1% over prime. In addition to that credit line, the Company at March 31, 1999 borrowed an additional $350,000 from a Company officer payable on demand at a six percent interest rate. The additional borrowings are expected to be a short-term transition until the Company collects several large receivables. The Company believes that its current cash resources combined with projected operating cash flow and its available credit facilities will be sufficient to fund its operations and capital expenditures through 1999.

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

     Year 2000 Costs

     The Company currently plans to substantially complete its Year 2000 compliance efforts by September 30, 1999. To date, the Company has spent only a minimal amount during the assessment phase, which essentially amounts to purchases of software and hardware and compensation of internal employees working on Year 2000 projects. Although the Company has not yet completed its assessment phase, the total remaining cost of such efforts is estimated at less than $100,000. The cost of the project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third parties' Year 2000 readiness and other factors.

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

     The Company does not currently have a contingency plan but will continue to monitor the necessity of such in 1999. If a contingency plan is reasonably necessary, it will likely include identifying and securing alternative suppliers, and the Company intends to have the plan substantially finalized by September 30, 1999.

     Forward-Looking Statements

     Statements made in this report regarding the sufficiency of funds for 1999 and the impact of Year 2000 issues on the Company's business are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are: (i) for sufficiency of capital, the availability of sufficient capital if needed to finance the Company's business plan on terms satisfactory to the Company; the ability of the Company to meet its revenue goals which depends on competitive factors, such as the introduction of new products in the same markets, and changes in operating costs, including labor and general business and economic conditions; and (ii) for the Year 2000 impact, the accuracy and reliability of the Company's and its suppliers' and customers' assessment and remediation of Year 2000 issues. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as of the date made.

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


                                  SPANLINK COMMUNICATIONS, INC.
                                  (Registrant)

Date:    May 13, 1999             /s/ Brett A. Shockley
                                  Brett A. Shockley
                                  Chief Executive Officer
                                  (Principal Executive Officer)

Date:    May 13, 1999             /s/ Timothy E. Briggs
                                  Timothy E. Briggs
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Office)