Form 10QSB
period 1999-06-30
SPANLINK COMMUNICATIONS INC
filed 1999-08-13
CIK 1010064

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  June 30, 1999


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

At August 6, 1999, there were 5,110,559 shares of the issuer's no par value, Common Stock, outstanding.

Check whether this is a transitional small business disclosure format:
                       Yes        No   X

                          SPANLINK COMMUNICATIONS, INC.

                                      INDEX

                                                                   Page Number

PART I.           FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Condensed Balance Sheet as of                      3
                    June 30, 1999 and December 31, 1998

                    Condensed Statement of Operations                  4
                    for the three and six month periods
                    ended June 30, 1999 and 1998

                    Condensed Statement of Cash Flows                  5
                    for the six month periods ended
                    June 30, 1999 and 1998

                    Notes to Condensed Financial Statements            6

         Item 2.    Management's Discussion and Analysis             7-9
                    or Plan of Operation

PART II.          OTHER INFORMATION                                10-11


SIGNATURES                                                            12

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      SPANLINK COMMUNICATIONS, INC.
                                         CONDENSED BALANCE SHEET

                                                 ASSETS

                                                                             June 30,         December 31,
                                                                                1999               1998
                                                                            (unaudited)         (audited)
                                                                            -----------       -----------
Current assets:
         Cash and cash equivalents                                          $   737,309       $   161,558
         Accounts receivable, net of allowances                               2,304,641         2,871,108
         Inventory                                                              476,143           505,787
         Costs and estimated earnings in excess of
             billings                                                         1,469,239         1,703,186
         Other current assets                                                   220,202           162,831
                                                                            -----------       -----------
                Total current assets                                          5,207,534         5,404,470
Property and equipment, net                                                   1,120,923         1,227,089
Purchased intangibles, net                                                      429,333           491,015
Other assets                                                                    138,500           138,500
                                                                            -----------       -----------
                Total assets                                                $ 6,896,290       $ 7,261,074
                                                                            ===========       ===========


LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
         Loan payable                                                       $ 1,585,000       $   985,000
         Accounts payable                                                       666,352         1,259,812
         Accrued expenses                                                       374,579           294,167
         Current portion of long term liabilities                               106,259           107,755
         Deferred maintenance revenue                                           523,223           439,697
         Other current liabilities                                              452,139           451,613
                                                                            -----------       -----------
                Total current liabilities                                     3,707,552         3,538,044

Capital lease obligation                                                        110,273           137,006
Royalties payable                                                               222,590           228,883

Shareholders' equity:
         Common stock                                                         8,261,048         8,255,348
         Accumulated deficit                                                 (5,405,173)       (4,898,207)
                                                                            -----------       -----------
                Total shareholders' equity                                    2,855,875         3,357,141
                                                                            -----------       -----------
                Total liabilities and shareholders' equity                  $ 6,896,290       $ 7,261,074
                                                                            ===========       ===========

See accompanying notes to financial statements.

                          SPANLINK COMMUNICATIONS, INC
                             STATEMENT OF OPERATIONS
               For the three months and six months ended June 30,
                                   (Unaudited)

                                                     Three Months                          Six Months
                                          ---------------------------------    -------------------------------
                                                                       %                                  %
                                             1999          1998      Change       1999         1998     Change
                                             ----          ----      ------       ----         ----     ------

Revenue                                   $3,027,361   $2,865,657      5.6     $5,308,112    $5,198,518    2.1
Cost of revenue                            1,263,571    1,171,119      7.9      2,377,027     2,169,188    9.6
                                          -----------  ----------- --------    -----------  -----------  -----

Gross profit                               1,763,790    1,694,538      4.1      2,931,085     3,029,330  (3.2)
Gross profit as a percentage of
     revenue                                   58.3%        59.1%                    55.2%         58.3%

Operating expenses:
Sales, general and administrative          1,276,363    1,122,990     13.7      2,566,158     2,091,228   22.7
Research and product
    development                              413,458      353,219     17.1        811,581       653,549   24.2
                                          -----------  ----------- --------     -----------  ----------- ------
                                            1,689,821    1,476,209    14.5      3,377,739     2,744,777   23.1
                                          -----------  ----------- --------     -----------  ----------- ------

Income (loss) from operations                 73,969      218,329    (66.1)      (446,654)      284,553

Interest expense, net                         29,232       14,223                  60,312        13,963
                                          -----------  -----------              -----------  -----------

Income (loss) before income
     taxes                                    44,737      204,106    (78.1)      (506,966)      270,590

Provision for income taxes                         0            0                       0             0
                                          -----------  -----------              -----------  -----------

Net income (loss)                            $44,737     $204,106    (78.1)     $(506,966)     $270,590
                                          ===========  =========== ========     ===========  ===========

Basic and diluted net income
   (loss) per share                            $0.01        $0.04                  $(0.10)        $0.05

Shares used in computing diluted
    net income (loss) per share            5,273,400    5,280,183               5,107,175     5,231,494


See accompany notes to financial statements.

                          SPANLINK COMMUNICATIONS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                        For the six months ended June 30,
                                   (Unaudited)

                                                                                  1999                1998
                                                                             ---------------- --------------
Cash flows from operating activities:
        Net income (loss)                                                        $  (506,966)       $ 270,590
        Reconciliation of net income (loss) to net cash
              used by operating activities:
              Depreciation and amortization                                          288,212          215,847
              Changes in current assets and liabilities                              342,196       (1,611,313)
                                                                             ---------------- ---------------
                    Net cash provided (used) by operating activities                 123,442       (1,124,876)
                                                                             ---------------- ---------------

Cash flows from investing activities:
        Additions to property and equipment                                         (120,364)        (110,593)
                                                                             ---------------- ---------------
                    Net cash used by investing activities                           (120,364)        (110,593)
                                                                             ---------------- ---------------

Cash flows from financing activities:
        Advances on bank credit line                                                 600,000          850,000
        Repayments on capital lease obligation                                       (26,734)         (24,718)
        Repayments on royalties payable                                               (6,293)        (209,589)
        Proceeds from employee common stock issuances                                  5,700            4,940
                                                                             ---------------- ---------------
                    Net cash provided by financing activities                        572,673          620,633
                                                                             ---------------- ---------------

Net increase (decrease) in cash and cash equivalents                                 575,751         (614,836)
Cash and cash equivalents at beginning of period                                     161,558          703,658
                                                                             ---------------- ---------------
Cash and cash equivalents at end of period                                        $  737,309  $        88,822
                                                                             ================ ===============

Supplemental disclosure of cash flow information:
        Cash paid during the period for interest                                  $   86,598  $        26,561
                                                                             ================ ===============



See accompanying notes to financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)


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

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Results of Operations

     Revenues

     Total revenue increased 5.6% to $3,027,361 for the three-month period ended June 30, 1999 from $2,865,657 for the comparable period in 1998. The increase was due primarily to increased revenue from professional services, maintenance and purchased products. Revenue for the six-month period ended June 30, 1999 increased 2.1% over the comparable period in 1998 due primarily to higher revenues from professional services and maintenance contracts.

     Cost of Revenue

     Cost of revenue increased 7.9% to $1,263,571 for the three-month period ended June 30, 1999 from $1,171,119 for the three-month period ended June 30, 1998. The increase was due primarily to higher costs to support the increase in sales. Cost of revenue increased 9.6% for the six-month period ended June 30, 1999 versus the comparable period in 1998 due primarily to the same reason as the three-month period.

     Gross Profit

     Gross profit increased 4.1% to $1,763,790 for the three-month period ended June 30, 1999. Gross profit as a percentage of total revenue decreased to 58.3% for the three-month period ended June 30, 1999 from 59.1% for the three-month period ended June 30, 1998. Gross margin as a percentage of total revenue was 55.2% for the six-month period ended June 30, 1999 compared to 58.3% for the comparable period in 1998. The gross margin decrease for both the three-month and six-month periods as a percentage of total revenue was due primarily to product mix changes and higher payroll and fringe benefits costs.

     Sales, General and Administrative

     Sales, general and administrative expenses increased 13.7% to $1,276,363 for the three-month period ended June 30, 1999 from $1,122,990 for the three-month period ended June 30, 1998. The increase is due primarily to increased payroll and fringe benefit costs in 1999. Sales, general and administrative expenses increased 22.7% for the six-month period ended June 30, 1999 to $2,566,158 from $2,091,228 for the same period in 1998. The increase resulted from higher payroll and fringe benefit costs.

     Research and Product Development

     Research and product development expenses increased 17.1% to $413,458 for the three-month period ended June 30, 1999 from $353,219 for the three-month period ended June 30, 1998. The increase is due primarily to additional staffing and higher payroll and fringe benefits. Research and development expenses increased 24.2% for the six month period ended June 30, 1999 to $811,581 from $653,549 for the comparable period in 1998 due primarily again to the Company's higher staffing levels and increased payroll and benefit expenses.

     Interest Expense, Net

     The Company recorded net interest expense of $29,232 for the three-month period ended June 30, 1999, versus net interest expense of $14,223 for the comparable period in 1998. Net interest expense for the six-month period ended June 30, 1999 was $60,312 versus net interest expense of $13,963 for the comparable period in 1998. The changes from 1998 to 1999 in each case reflect the Company's higher borrowing levels under its bank credit line in 1999.

     Income Taxes

         The Company did not record a tax benefit for the six-month period ended June 30, 1999 as the likelihood of realization of the benefit is presently not assured.

Liquidity and Capital Resources

     The Company had cash and cash equivalents of $737,309 as of June 30, 1999. The Company has a $1,700,000 line of credit, subject to certain asset levels, with its bank at an interest rate of 1% over prime. At June 30, 1999, the Company had outstanding borrowings under its line of credit totaling $1,585,000. The Company believes that its current cash resources combined with projected operating cash flow and its available credit facilities will be sufficient to fund its operations and capital expenditures for the next twelve months.

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

             Not Applicable.

Item 3.      Defaults Upon Senior Securities.

             Not Applicable.

Item 4.      Submission of Matters to a Vote of Security Holders.

             The Company's Annual Meeting of Shareholders was held on Wednesday, May 12, 1999, at 4:00 p.m. local time, at the offices of the Company. The following items were approved by a majority of the shareholders:

             a) Election of Brett A. Shockley and Thomas F. Madison as directors to hold office for a term expiring at the annual meeting in 2002. The vote totals were 4,966,392 FOR nominees and 8,670 shares WITHHELD. Other current board members, with terms shown, are as follows:

                                            Term Expiring
                                            -------------
                 Joseph D. Mooney               2000
                 Loren A. Singer, Jr.           2000
                 Bruce E. Humphrey              2001

             b) Approval of an increase of shares reserved under the Company's 1996 Omnibus Stock Plan from 1,000,000 to 1,300,000. The vote totals were 3,448,617 FOR; 83,423 AGAINST; and 23,320 ABSTAIN; and 1,419,603 broker's non-votes.

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


                                    SPANLINK COMMUNICATIONS, INC.
                                    (Registrant)

Date:    August 13, 1999            /s/ Brett A. Shockley
                                    Brett A. Shockley
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Date:    August 13, 1999            /s/ Timothy E. Briggs
                                    Timothy E. Briggs
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)