Form 10QSB
period 1999-09-30
SPANLINK COMMUNICATIONS INC
filed 1999-11-12
CIK 1010064

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

         [X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended  September 30, 1999


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

At November 5, 1999, there were 5,124,472 shares of the issuer's no par value, Common Stock, outstanding.

Check whether this is a transitional small business disclosure format:
             Yes        No   X

                          SPANLINK COMMUNICATIONS, INC.

                                      INDEX

                                                                           Page
                                                                          Number

PART I.           FINANCIAL INFORMATION

         Item 1.           Condensed Financial Statements

                           Condensed Balance Sheet as of                     3
                           September 30, 1999 and December 31, 1998

                           Condensed Statement of Operations                 4
                           for the three and nine month periods
                           ended September 30, 1999 and 1998

                           Condensed Statement of Cash Flows                 5
                           for the nine month periods ended
                           September 30, 1999 and 1998

                           Notes to Condensed Financial Statements           6

         Item 2.           Management's Discussion and Analysis           7-10
                           of Financial Condition and Results of
                           Operations

PART II.          OTHER INFORMATION                                         11


SIGNATURES                                                                  12

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                          SPANLINK COMMUNICATIONS, INC
                             CONDENSED BALANCE SHEET


                                     ASSETS

                                                                          September 30,       December 31,
                                                                               1999               1998
                                                                            (Unaudited)         (Audited)
                                                                            -----------       -----------
Current assets:
         Cash and cash equivalents                                          $    83,600       $   161,558
         Accounts receivable, net of allowances                               2,733,178         2,871,108
         Inventory                                                              566,569           505,787
         Costs and estimated earnings in excess of billings                   1,313,382         1,703,186
         Other current assets                                                   235,655           162,831
                                                                            -----------       -----------
                Total current assets                                          4,932,384         5,404,470
Property and equipment, net                                                   1,034,819         1,227,089
Purchased intangibles                                                           398,492           491,015
Other assets                                                                    138,500           138,500
                                                                            -----------       -----------
                Total assets                                                $ 6,504,195       $ 7,261,074
                                                                            ===========       ===========


                                  LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
         Loan payable                                                       $ 1,325,000       $   985,000
         Accounts payable                                                       742,337         1,259,812
         Accrued expenses                                                       251,739           294,167
         Current portion of long term liabilities                               113,805           107,755
         Deferred maintenance revenue                                           524,065           439,697
         Other current liabilities                                              364,385           451,613
                                                                            -----------       -----------
                Total current liabilities                                     3,321,331         3,538,044

Capital lease obligation                                                         87,893           137,006
Royalties payable                                                               222,590           228,883
                                                                            -----------       -----------
                Total liabilities                                             3,631,814         3,903,933
                                                                            -----------       -----------

Shareholders' equity:
         Common stock                                                         8,266,363         8,255,348
         Accumulated deficit                                                 (5,393,982)       (4,898,207)
                                                                            -----------       -----------
                Total shareholders' equity                                    2,872,381         3,357,141
                                                                            -----------       -----------
                Total liabilities and shareholders' equity                  $ 6,504,195       $ 7,261,074
                                                                            ===========       ===========

See accompanying notes to financial statements

                          SPANLINK COMMUNICATIONS, INC
                        CONDENSED STATEMENT OF OPERATIONS
            For the three months and nine months ended September 30,



                                                     (Unaudited)                              (Unaudited)
                                                    Three Months                              Nine Months
                                                                              %                                              %
                                              1999               1998       Change         1999              1998          Change
                                              ----               ----       ------         ----              ----          ------

Revenue                                    $ 2,603,233      $ 2,504,315         3.9      $ 7,911,345     $   7,702,833       2.7
Cost of revenue                                996,964        1,265,205       (21.2)       3,373,991         3,434,393      (1.8)
                                           -----------      -----------                  -----------     -------------

Gross profit                                 1,606,269        1,239,110        29.6        4,537,354         4,268,440       6.3
Gross profit as a percentage of revenue           61.7%            49.5%                        57.4%             55.4%

Operating expenses:
Sales, general and administrative            1,173,580        1,071,274         9.5        3,739,739         3,162,502      18.3
Research and product development               388,370          321,738        20.7        1,199,951           975,287      23.0
                                           -----------      -----------                  -----------     -------------
                                             1,561,950        1,393,012        12.1        4,939,690         4,137,789      19.4
                                           -----------      -----------                  -----------     -------------

Income (loss) from operations                   44,319         (153,902)                    (402,336)          130,651

Interest expense                                33,127           19,079                       93,439            33,042
                                           -----------      -----------                  -----------     -------------

Income (loss) before income taxes               11,192         (172,981)                    (495,775)           97,609

Provision for income taxes                           0                0                            0                 0
                                           -----------      -----------                  -----------     -------------

Net income (loss)                          $    11,192      $  (172,981)                 $  (495,775)    $      97,609
                                           ===========      ===========                  =============   =============

Basic and diluted net income (loss) per
share                                      $      0.00      $     (0.03)                 $     (0.10)    $        0.02

Shares used in computing diluted net
income (loss) per share                      5,257,442        5,083,225                    5,109,927         5,182,081



                          SPANLINK COMMUNICATIONS, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                     For the nine months ended September 30,
                                   (Unaudited)

                                                                           1999            1998
                                                                        -----------     -----------
Cash flows from operating activities:
        Net income (loss)                                               $  (495,775)    $    97,609
        Reconciliation of net income (loss) to net cash
              used by operating activities:
              Depreciation and amortization                                 432,318         336,688
              Changes in current assets and liabilities                    (162,585)     (1,008,673)
                                                                        -----------     -----------
                    Net cash used by operating activities                  (226,042)       (574,376)
                                                                        -----------     -----------

Cash flows from investing activities:
        Additions to property and equipment                                (147,525)       (188,478)
                                                                        -----------     -----------
                    Net cash (used) provided by investing activities       (147,525)       (188,478)
                                                                        -----------     -----------

Cash flows from financing activities:
        Advances on bank credit line                                        340,000         485,000
        Repayments on capital lease obligation                              (49,114)        (51,997)
        Reduction of royalties payable                                       (6,293)       (209,589)
        Proceeds from exercise of incentive stock options                    11,016           5,340
                                                                        -----------     -----------
                    Net cash provided (used) by financing activities        295,609         228,754
                                                                        -----------     -----------

Net decrease in cash and cash equivalents                                   (77,958)       (534,100)
Cash and cash equivalents at beginning of period                            161,558         703,658
                                                                        -----------     -----------
Cash and cash equivalents at end of period                              $    83,600     $   169,558
                                                                        ===========     ===========

Supplemental disclosure of cash flow information:
        Cash paid during the period for interest                        $   125,104     $    49,732
                                                                        ===========     ===========




See accompanying notes to financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               September 30, 1999
                                   (Unaudited)


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

Item 2.                MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


Results of Operations

     Revenues

     Total revenue increased 3.9% to $2,603,233 for the three-month period ended September 30, 1999 from $2,504,315 for the comparable period in 1998. The increase was due primarily to increased revenue from custom software, professional services and maintenance contracts, partly offset by lower revenue from purchased products and packaged software. Revenue for the nine-month period ended September 30, 1999 increased 2.7% over the comparable period in 1998 for the same reasons outlined above.

     Cost of Revenue

     Cost of revenue decreased 21.2% to $996,964 for the three-month period ended September 30, 1999 from $1,265,205 for the three-month period ended September 30, 1998. The decrease resulted primarily from product mix changes and improved profitability from the Company's service operations. Cost of revenue decreased 1.8% for the nine-month period ended September 30, 1999 versus the comparable period in 1998.

     Gross Profit

     Gross profit increased 29.6% to $1,606,269 for the three-month period ended September 30, 1999. Gross profit as a percentage of total revenue increased from 49.5% for the three-month period ended September 30, 1998, to 61.7% for the three-month period ended September 30, 1999. The improved gross margin for the three-month period as a percentage of total revenue was due primarily to a product mix shift with less low-margin hardware revenue and improved profitability from the Company's professional service operations. Gross margin as a percentage of total revenue improved slightly to 57.4% for the nine-month period ended September 30, 1999 from 55.4% for the comparable period in 1998.

     Sales, General and Administrative

     Sales, general and administrative expenses increased 9.5% to $1,173,580 for the three-month period ended September 30, 1999 from $1,071,274 for the three-month period ended September 30, 1998. The increase resulted primarily from higher sales and marketing and payroll expenses. Sales, general and administrative expenses increased 18.3% for the nine-month period ended September 30, 1999 to $3,739,739 from $3,162,502 for the same period in 1998. Again the increase related to higher sales and marketing costs in 1999.

     Research and Product Development

     Research and product development expenses increased 20.7% to $388,370 for the three-month period ended September 30, 1999 from $321,738 for the three-month period ended September 30, 1998. Research and development expenses increased 23.0% for the nine-month period ended September 30, 1999 to $1,199,951 from $975,287 for the comparable period in 1998. The increases for the three-month and nine-month periods resulted from the Company's increased development efforts to enhance its CTI FastCall product line and to expand the telephone switch compatibility of its products.

     Interest Expense

     The Company recorded net interest expense of $33,127 for the three-month period ended September 30, 1999, versus net interest expense of $19,079 for the comparable period in 1998. Net interest expense for the nine-month period ended September 30, 1999 was $93,439 versus net interest expense of $33,042 for the comparable period in 1998. The changes from 1998 to 1999 in each case reflect the Company's increased borrowing levels under its bank credit line in 1999.

     Income Taxes

     The Company did not record a tax benefit for the three-month and nine-month periods ended September 30, 1999 as the likelihood of realization of the benefit is presently not assured.

      Liquidity and Capital Resources

     The Company had cash and cash equivalents of $83,600 as of September 30, 1999. The Company has a $1,700,000 line of credit, subject to certain asset levels, with its bank at an interest rate of 1% over prime. At September 30, 1999, the Company had outstanding borrowings under its line of credit totaling $1,325,000. The Company believes that its current cash resources combined with projected operating cash flow and its credit line will be sufficient to fund its operations and capital expenditures for the next twelve months.

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

     The Company began addressing the Year 2000 issue in 1998 using a multi-step approach, including inventory and assessment, remediation and testing, and contingency planning. The Company began by assessing its major internal software systems that were susceptible to system failure or processing errors as a result of the Y2K issue. This phase is substantially complete. The Company's Year 2000 efforts have also included assessment of "embedded" systems (such as security and telephone systems, as well as heating and air conditioning systems).

     As part of the assessment phase, the Company has also had conversations with many of its major software and service suppliers, and has initiated plans to obtain formal written assurances from such key third parties in order to determine the extent to which the Company is vulnerable to those third parties' failure to remediate their own Year 2000 issues. The Company has substantially completed this part of the assessment phase but cannot guarantee the outcome of other companies' remediation efforts or the accuracy of the assurances it has received from those third parties.

     Year 2000 Costs

     The Company currently plans to substantially complete its Year 2000 compliance efforts by November 30, 1999. To date, the Company has spent only a minimal amount during the assessment phase, which essentially amounts to purchases of software and hardware and compensation of internal employees working on Year 2000 projects. The Company estimates the total remaining cost of such efforts to be less than $100,000. The cost of the project and the date on which the Company plans to complete Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the availability of certain resources, third parties' Year 2000 readiness and other factors.

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

     The Company does not currently have a contingency plan. A contingency plan will likely include identifying and securing alternative suppliers, and the Company intends to have such a plan substantially finalized by November 30, 1999.

Forward-Looking Statements

     Statements made in this report regarding the sufficiency of funds for 1999 and 2000 and the impact of Year 2000 issues on the Company's business are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are: (i) for sufficiency of capital, the availability of sufficient capital if needed to finance the Company's business plan on terms satisfactory to the Company; the ability of the Company to meet its revenue goals which depends on competitive factors, such as the introduction of new products in the same markets, and changes in operating costs, including labor and general business and economic conditions; and (ii) for the Year 2000 impact, the accuracy and reliability of the Company's and its suppliers' and customers' assessment and remediation of Year 2000 issues. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995, and as such, speak only as of the date made.

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


                                   SPANLINK COMMUNICATIONS, INC.
                                   (Registrant)

Date:    November 12, 1999         /s/ Brett A. Shockley
                                   Brett A. Shockley
                                   Chief Executive Officer
                                   (Principal Executive Officer)

Date:    November 12, 1999         /s/ Timothy E. Briggs
                                   Timothy E. Briggs
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)