Form 10KSB
period 1999-12-31
SPANLINK COMMUNICATIONS INC
filed 2000-04-05
CIK 1010064

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended:                               Commission file number:
    December 31, 1999                                             0-28138

                          SPANLINK COMMUNICATIONS, INC.

         Minnesota                                             41-1618845
 (State of Incorporation)                   (I.R.S. Employer Identification No.)
                             7125 Northland Terrace
                          Minneapolis, Minnesota 55428
                    (Address of principal executive offices)

                    Issuer's telephone number: (763) 971-2000

    Securities registered pursuant to Section 12(b) of the Exchange Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                      Common Stock, no par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $9,602,882.

State the aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant based on the closing average price as reported by The Nasdaq SmallCap Market on March 28, 2000: $25,317,994*

As of March 28, 2000, 5,307,214 shares of the registrant's Common Stock were outstanding.

Transitional Small Business Disclosure Format (check one): Yes _ No X

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

The Company's strategy is to develop configurable software packages that meet a significant portion of the needs of a variety of interactive computer telecommunications markets. The Company plans to use these standard products as a foundation on which the Company, with a limited amount of additional work, can build application packages specific to its target markets. The Company's current target markets are call centers, newspapers and financial institutions. In addition, these configurable software packages can be modified to meet the particular needs of an individual customer within that market. For example, the Company's ExtraAgent product, which streamlines telephone calls into a call center, is used across a wide variety of industries. In the newspaper market, the Company has enhanced ExtraAgent to allow customers to report a delivery problem or temporarily stop their newspaper service. Historically, the Company has relied significantly on the marketing and distribution network of Lucent

Technologies, Inc. (Lucent) to deliver its products and services into the marketplace. In 1997 and 1998, the Company expanded and strengthened its own direct sales force to focus on strategic accounts. The Company has created distribution agreements with telephone and data processing dealers and alliances with original equipment manufacturers where appropriate. Over the past five years, the interactive computer telecommunications industry has begun to emerge as a major component of the communications industry. Based on information provided by Frost & Sullivan, an independent research organization, the Company believes that the interactive voice response (IVR) market is approximately $580 million and the computer telephony integration (CTI) market is approximately $379 million. According to Frost & Sullivan, expected growth rates for the IVR and CTI markets are approximately 17.5% and 16.1%, respectively.

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

The Company began operations and was incorporated under the laws of the state of Minnesota in August 1988. The Company's principal office is located at 7125 Northland Terrace, Minneapolis, Minnesota 55428, its home page can be located on the Internet at "http://www.spanlink.com" and its telephone number is (763) 971-2000.

Pending Going Private Transaction

On February 25, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement"), among the Company, Spanlink Acquisition Corp. (the "Purchaser") and Cisco Systems, Inc. ("Cisco") to take the Company private. Pursuant to the Merger Agreement, the Purchaser on March 1, 2000 commenced a tender offer (the "Offer") to purchase all of the outstanding shares of the Company's common stock at a price of $10.50 per share, net to the seller in cash, without interest (the "Per Share Amount"). The Purchaser mailed to all shareholders of record an Offer to Purchase dated February 29, 2000 describing the Offer and a Letter of Transmittal for use in tendering their shares. On March 30, 2000, the Purchaser announced that the expiration date for the Offer, originally set for midnight, Minnesota Time, on Thursday, March 30, 2000, was extended to 5:00 P.M., Minnesota Time, on Wednesday, April 12, 2000. As of the date of this Form 10-KSB, the Purchaser is preparing a First Amendment to the Offer to Purchase which it plans to mail to shareholders as soon as practicable. It is a condition to the Purchaser's obligations to purchase shares tendered in the Offer that the number of shares tendered, when added to the number of shares already owned by the Purchaser, represents at least 67% of the outstanding shares of the Company's common stock.

Following the completion of the Offer and the satisfaction or waiver of certain conditions set forth in the Merger Agreement, Purchaser will be merged with and into the Company (the "Merger"), with the Company as the surviving corporation in the Merger (the "Surviving Corporation"). In the Merger, each outstanding Share (other than Shares owned by Purchaser or its affiliates) and other than Shares held by shareholders who properly exercise dissenters' rights under the Minnesota Business Corporation Act (the "MBCA") ("Dissenting Shares")) will be converted into the right to receive the Per Share Amount.

The Board of Directors of the Company, after receiving the unanimous recommendation of a Special Committee of the Board comprised entirely of Independent Directors (the "Special Committee") (i) has approved the Merger Agreement and the transactions contemplated thereby, including the Offer and the Merger, (ii) has determined that the Merger Agreement and the transactions contemplated thereby, including the Offer and the Merger, are advisable, fair to and in the best interests of the Company's shareholders and (iii) recommends that the Company's shareholders accept the Offer and tender their shares pursuant to the Offer.

The Purchaser was formed by Brett Shockley, the Company's Chief Executive Officer and Chairman of the Board; Loren A. Singer, Jr., the Company's secretary and a director; and Todd A. Parenteau, a significant shareholder of the Company (the "Founding Shareholders"); for the purpose of making a tender offer for all of the Company's common stock. The Purchaser is not a subsidiary of the Company. Cisco has agreed to purchase 450,000 shares of the Purchaser's non-voting preferred stock for an aggregate purchase price of $45,000,000. The proceeds from the sale of the Purchaser's preferred stock to Cisco will be sufficient to pay for the shares tendered in the Offer. The Founding Shareholders have agreed to contribute to the Purchaser 2,430,000 shares of the Company's common stock, which represents 47% of the Company's outstanding shares, in exchange for all of the voting common stock of the Purchaser. Following the Merger, the Founding Shareholders will hold all of the voting common stock of the Company and will therefore control the Company. The Founding Shareholders and Cisco will be the only shareholders of the Company, and the Company's common stock will cease to be publicly traded.

Primary Products

All of the Company's packaged products share an open, modular architecture. This allows the Company to assemble different products into a computer telephony system to meet the needs of a particular customer without writing custom software. The Company's software operates in combination with a variety of other telephone systems, networks, LANs and host computers to allow businesses to improve their services and typically lower operational costs.

A typical call from a consumer to a business using the Company's Computer Telephony Integration (CTI) server might adhere to the following scenario. When a consumer places a call, it passes through the public telephone network to the business' PBX/ACD system. The PBX/ACD directs the call to the CTI server, where the Company's software collects the caller's telephone number from the public telephone network and accesses the host database servers to obtain consumer information and determines how to manage the call. If no agents are currently available, the Company's software will give the consumer an estimate of how long the consumer will have to wait and a list of options. These options might include leaving a message for immediate or later call back, choosing the music on hold or transacting business using a touch tone keypad or by speaking commands. If the caller chooses to wait or leaves a message, the Company's software directs the information collected from the telephone network, ACD or computer system to the personal computer of an available call center agent, along with the call. If an agent is available, the caller is routed to the agent and the information collected about the caller is popped onto the agent's desktop computer. Since the agent has the consumer information on the display, the service to the consumer can be delivered more quickly than if the call center agent were required to ask the consumer these questions first.

As demonstrated by the example, the Company's computer telephony applications may employ any or all of voice messaging, interactive voice response (IVR), computer telephone integration (CTI) and Internet technologies and interface with the public telephone network, telephone systems and computer systems. The Company has developed a number of applications that interface with a wide variety of PBX/ACD Systems using standard telephony interfaces (Analog, T-1, PRI) and CTI protocol interfaces (TSAPI, TAPI, CT Connect, Digital Telephone Set emulation). The Company has developed solutions to work with a variety of

PBX/ACDs, including Lucent Technologies, Nortel, and Siemens Business Communications. The Company also has developed applications that interface with various computer systems from manufacturers such as IBM, Digital Equipment, Hewlett Packard, Sun Microsystems, Unisys, NCR and a variety of network servers. The Company has experience utilizing various network interfaces (Ethernet, Token Ring, BISYNC, SDLC, RS-232, X.25) as well as various communication and network protocols (TCP/IP, IPX/SPX, 3270 and 5250 terminal emulation, SNA, Sockets, RPC, FTP, Asynch).

The Company believes that its competitors typically focus on one or perhaps two stand-alone computer technologies like voice messaging, IVR, CTI and the Internet. These technologies generally operate independently and therefore offer a limited range of services. Voice messaging vendors are focused on recognizing the number dialed, answering the call with an appropriate personal greeting and taking a message. In general, voice messaging does not recognize information about who is calling or the status of the call center and cannot access a company computer system to enter and retrieve information or digitally instruct the PBX where to route a call. IVR applications allow callers to enter or retrieve information from a business computer system but do not normally recognize information about who is calling, why they are calling or the status of the call center. IVR is typically not capable of digitally instructing the PBX where to route a call and normally has limited or no voice message recording capabilities. CTI applications derive information from the PBX about the caller and the status of the call center and from the business computer system to determine where to route a call. CTI is normally capable of digitally instructing the PBX where to route a call and the computer system where to route call related information. It is not usually capable of asking questions of the caller if more information is required, taking a message or providing an automated transaction. World Wide Web vendors typically integrate with business computer systems but have no integration with the PBX or call center. The Company believes that its ability to utilize all of these technologies and to integrate them into configurable software packages provides greater customer service at a reduced cost, resulting in a competitive advantage for the Company. Other companies are recognizing the benefits of combining these technologies within a company which is resulting in significant industry consolidation.

The Company has three main types of interactive software products: the ExtraAgent family (which includes ExtraAgent, WebCall and PhoneFax); FastCall (which includes FastCall Agent, FastCall Enterprise Server and FastCall Relationship Router applications); and SelectSolutions. These products can be combined in a single interactive computer telecommunications system that uses voice messaging, IVR, CTI and the Internet. A typical sale ranges from $30,000 to $200,000, although a large customer sale could exceed $500,000.

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

FASTCALL FAMILY

FastCall is a family of CTI products. FastCall Agent is a desktop product focused on the call center agent and knowledge worker. FastCall Relationship Router is an adjunct processor to a PBX that supports the distribution of calls to agents and services based on a call center's business rules. FastCall Enterprise Server is a set of services that enables the sharing of information between the other FastCall products as well as the ExtraAgent products.

FastCall Agent is a Windows-based software package that provides a broad range of Computer Telephone Integration (CTI) functionality at call center agent desktop computers. FastCall Agent uses a patented "middleware" architecture to link telephony input with both desktop and client server applications. This approach allows the agent to enable these applications with inbound and outbound CTI capabilities, without computer code changes within the application itself. These so-called "screen pops" populate a call center agent's Windows-based application screen based on the calling number (ANI), called number (DID, DNIS, ACD group, or other telephone system identifier), or the caller's touch tone input as the incoming call is received. These applications could include databases, help desk packages, sales force automation programs, personal information managers (PIMs), contact managers, word processors, spreadsheets, customized inquiry systems, or a combination.

FastCall Agent is designed for small and large call centers, such as help desks, telemarketing centers, customer service departments, technical support groups, payroll and benefits hot lines, legal and financial institutions, and consulting consortiums. These applications, ideal for "telephony-enabling", have been rapidly migrating from desktop video terminals to the Microsoft Windows environment. FastCall Agent can cost-effectively enhance call center agent productivity without extensive hardware and software overhauls or agent retraining. In addition, it eliminates the traditional barriers to implementing CTI solutions by providing a configurable, off-the-shelf package.

FastCall Relationship Router is a stand-alone routing package based on CTI technology. It allows a system administrator to define how customer calls to a call center should be treated. Before the call is routed information about the caller may be looked up in a database as well as information about the call center's operation may be considered. FastCall Relationship Router sends the call to the appropriate agent, agent group or VRU based on the system administrator's criteria. The package uses ODBC technology, an industry standard used by database software companies.

FastCall Enterprise Server provides a means for information about a caller to be created and shared. As the call moves within a call center from a router to a VRU and on to an agent the server manages the call's data and provides access to the data for all of the applications.

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

The Company's direct sales employees solicit prospective customers and provide technical advice and support with respect to the Company's products. During 1999, the Company continued to focus its marketing and sales efforts on enhancing its sales organization to call directly on system users in its target markets, and on developing marketing alliances to aid in distribution of the Company's products.

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

LUCENT TECHNOLOGIES RELATIONSHIPS

Since 1989, the Company has worked together in a variety of relationships with various units of AT&T and its successor Lucent Technologies, Inc., to develop software, distribute interactive computer telecommunications products, transfer technology and co-market. The Company currently develops its software products to operate on the Intuity Platform and has an agreement to purchase Lucent hardware and system software at discounts. The Company utilizes Lucent services at times to repair and upgrade Lucent products that have been sold by the Company. As a result of these relationships the Company has been able to broaden its distribution of products, accelerate the development of products and generate revenues and profits from the sale of its products. Total revenues from Lucent were approximately $4,989,000 and $4,957,000 for the years ended December 31, 1999 and 1998, respectively, which represented 52% and 45% of total revenues for 1999 and 1998, respectively.

The Company's business relationships with Lucent Technologies fall into three main categories - Voice Processing Co-Marketer (VPC), Independent Software Vendor (ISV) and Software Licenser. As a VPC, the Company has access to Lucent proprietary technology and services, receives volume purchase discounts on hardware and system software and marketing and selling relationships with Lucent sales and marketing for purposes of selling Company products. The Company has been named "co-marketer with distinction" certified to handle Lucent's advanced speech technologies such as speech recognition and ISDN network integration. This relationship is valuable to the Company for purposes of selling software products to end customers where Lucent PBX products are installed and where the Intuity Platform is utilized as part of a customer system. The Company acquires the Intuity Platform at a discount, installs its software products and resells the hardware and software to the end customer at a price equal to cost plus a profit margin.

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

Research and Product Development

The Company spent $1,582,176 in 1999 and $1,282,549 in 1998 on research and product development. Prior to 1996, the majority of the Company's research and product development efforts were funded through the design of customized products for its customers and have been included in cost of revenues. The Company intends to fund research and product development efforts independently through internally generated funds, as well as through customizing products for its customers. The Company is conducting research into new products and technologies including voice processing and computer telephony integration product extensions.

Backlog

The Company fills hardware and packaged software orders as they are received. Accordingly, the Company periodically has experienced month to month fluctuations in its net sales due to the receipt or lack of such orders in particular months. The Company has experienced and may in the future experience periods in which low unit volume could result in operating losses.

The Company fills orders for custom software and professional services, which are designed to the customer's specifications and requirements by Company engineers, according to the customer's schedule, subject to the availability of engineers to work on the project. On December 31, 1998, the Company had a backlog of approximately $962,000 of custom software and professional services orders which were filled in 1999. On December 31, 1999, the backlog of custom software and professional services orders was $679,000, which the Company expects to fill during 2000.

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

Employees

At December 31, 1999, the Company employed 91employees, of which 87 are full time. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company believes it maintains good relations with its employees.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company currently leases 26,993 square feet for its office and warehouse facilities located at 7125 Northland Terrace, Minneapolis, Minnesota under a lease which will terminate on July 1, 2002. Annual rental costs are approximately $245,000 over the term of the lease. Rent expense for the years ended December 31, 1999 and December 31, 1998 was $249,145 and $243,747,
respectively.

ITEM 3.  LEGAL PROCEEDINGS

On March 14, 2000, the Company, the Purchaser and the Founding Shareholders were served with a summons and complaint regarding a legal action with respect to the proposed going private transaction. The plaintiff in the lawsuit is Stephen M. Russell, a holder of 2,000 shares of the Company's common stock. The lawsuit was filed in Hennepin County District Court and names as defendants Spanlink Communications, Inc., Spanlink Acquisition Corp., Brett A. Shockley, Loren A. Singer, Jr., Todd A. Parenteau, Bruce E. Humphrey, Thomas R. Madison, Joseph D. Mooney and Timothy E. Briggs. The plaintiff asserts that the individual defendants breached their fiduciary duty to shareholders in approving the Offer and Merger and that the Company and the Purchaser have aided and abetted the alleged violations of fiduciary duty. The plaintiff has requested certification of a class action on behalf other Company shareholders and that Mr. Russell serve as the representative of that class. The plaintiff initially sought, among other things, a court order enjoining the defendants from proceeding with the Merger, as well as compensatory damages, costs and attorney's fees. On March 20, 2000 the Court in this matter heard arguments from the parties on a motion for expedited discovery and took the matters presented under advisement. On March 23, 2000 the Court issued a ruling denying the plaintiff's motion. Discovery in the matter is expected to proceed according to normal timing and procedures. The Company believes the plaintiff's claims lack merit and intends to defend itself vigorously.

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

              1999                                 High               Low
              ----                                 ----               ---
              First Quarter                        4 1/2              3 1/4
              Second Quarter                       3 1/2              2 3/4
              Third Quarter                        3 1/4              2 5/8
              Fourth Quarter                       7 7/8              2

              1998                                 High               Low
              ----                                 ----               ---
              First Quarter                        3                  2
              Second Quarter                       3 3/4              2 3/4
              Third Quarter                        4 1/4              2 1/2
              Fourth Quarter                       4 1/8              3 1/8

(b)      Approximate Number of Holders of Common Stock

                                            Approximate Number of Record Holders
                  Title of Class                      (as of March 28, 2000)
                  -------------------        ---------------------------------
                  Common Stock, No par value                    112*

* In addition to the record holders, the Company has approximately 1,500 holders who hold the Company's Common Stock in nominee name and/or street name brokerage accounts.

(c)      Dividends

The Company has not paid any dividends on its Common Stock, and the Board of Directors intends to retain earnings for the foreseeable future for use in the expansion of the Company's business.

(d)      Recent Sales of Unregistered Securities

Between December 21, 1999 and February 21, 2000, the Company issued an aggregate of 15,756 shares of Common Stock to certain investors upon the cashless conversion of warrants to purchase an aggregate of 35,000 shares of Common Stock at $3.60 per share. Pursuant to such conversions, the warrant holders forfeited an aggregate of 19,244 shares under the warrants as consideration. For each of the issuances, the Company relied upon Section 4(2) of the Securities Act, which provides an exemption for a transaction not involving a public offering.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         RESULTS OF OPERATIONS
         The following table sets forth, for the periods indicated, certain items from the Company's statement of operations, expressed as a percentage of total revenues:


Year ended December 31,                                  1999       1998
----------------------------------------------------- ----------- ----------
Revenues                                                100.0%      100.0%
Cost of revenues                                         44.6        45.5
----------------------------------------------------- ----------- ----------
Gross profit                                             55.4        54.5
Operating expenses:
     Sales, general and administrative                   51.8        40.1
     Research and product development                    16.5        11.6
----------------------------------------------------- ----------- ----------
          Total operating expenses                       68.3        51.7
Income (loss) from operations                           (12.9)        2.8
Interest income (expense)                               ( 1.3)      (  .4)
----------------------------------------------------- ----------- ----------
Income (loss) before income taxes                       (14.3)        2.4
Provision for income taxes                                --          --
Net income (loss)                                       (14.3)        2.4
----------------------------------------------------- ----------- ----------

         YEARS ENDED DECEMBER 31, 1999 AND 1998
         Revenues
         Total revenues decreased 13% from $11,083,239 in 1998 to $9,602,882 in 1999. The Company's revenues are derived primarily from the sale of packaged (configurable) software, custom software, services, maintenance contracts, and purchased products. Revenue increases were realized primarily from custom software and maintenance contracts, with increases of 40% and 52% respectively over 1998 revenues. The custom software revenue increase resulted from improved operating efficiencies and completion of several major contracts in 1999. Maintenance revenue increased due primarily to a major customer contract which commenced in 1999. Packaged software decreased 17% from 1998 to 1999, resulting primarily from lower direct sales and lower royalty revenue from the Company's OEM agreement. Revenue from purchased products decreased 58% from 1998 to 1999. The Company received several large purchased product (hardware) orders in 1998 related to Year 2000 upgrades and did not receive similar orders in 1999 due in part to customers delaying purchasing decisions because of Year 2000 concerns.

         Cost of Revenues
         Cost of revenues decreased 15% from $5,047,616 in 1998 to $4,284,158 in 1999. The decrease was due primarily to the lower overall sales levels and decreased revenue from packaged software partially offset by lower sales of lower margin purchased products.

         Gross Profit
         Gross profit decreased 12% to $5,318,724 in 1999 from $6,035,623 in 1998. Gross profit as a percentage of total revenues was 55% in 1999 and 1998. Gross profit as a percentage of total revenue will vary from period to period depending on the product mix of sales revenue.

         Sales, General and Administrative
         Sales, general and administrative expenses increased 12% in 1999 to $4,977,262 from $4,440,679 in 1998. Sales, general and administrative expenses as a percentage of total revenues were 52% in 1999, up from 40% in 1998. The increase as a percentage of total revenues resulted from the Company's increased expense levels together with lower revenue levels.

         Research and Product Development
         Research and product development expenses increased 23% in 1999 to $1,582,176 from $1,282,549 in 1998. Research and product development expenses as a percentage of total revenues were 16% in 1999 and 12% in 1998. The increased expenses resulted primarily from the Company's development work on its FastCall products. A portion of the Company's custom software development efforts are included in cost of revenues and are essentially customer sponsored product development expenses. Accordingly, the Company's total research and development efforts are greater as a percentage of total revenues than the amounts indicated above.

         Research and product development expenses are charged to operations as incurred. Costs, otherwise capitalizable, also have been expensed because they have been insignificant or the timing of realization is not determinable. The Company expects the dollar amount of product development expenses to increase, although such expenses as a percentage of total revenues will vary from period to period.

         Net Interest Income
         The Company recorded net interest expense of $129,224 for the year ended December 31, 1999, versus net interest expense of $48,442 for the comparable period in 1998. The change was attributable to increased borrowings on the Company's bank credit line to support increased working capital needs.

       Income Tax Provision
       The Company did not record a tax benefit for the years ended December 31, 1999 or December 31, 1998, as the likelihood of realization of the benefit is presently not assured.

       Net Income (Loss)
       The Company realized a net loss of $1,369,938 in 1999 compared with net income of $263,953 in 1998. The 1999 loss was due primarily to high operating expenses relative to the decreased revenue levels the Company was able to achieve.

       Impact of Inflation
       The Company believes that, generally, inflation has no appreciable effect on the Company's operations.

       Liquidity and Capital Resources
       The Company had cash and cash equivalents of $248,564 as of December 31, 1999, an increase of $87,006 from December 31, 1998. The Company's cash equivalents and marketable securities are invested primarily in short-term obligations of government agencies, treasury notes, money market funds or high-grade commercial paper.

         Accounts receivable were $2,526,460 at December 31, 1999 compared with $2,871,108 at December 31, 1998. Inventory and costs and estimated earnings in excess of billings decreased from $2,208,973 at December 31, 1998 to $1,150,657 at December 31, 1999. This decrease reflects the lower level of jobs in process at the end of 1999 compared to the end of 1998. Working capital at December 31, 1999 was $851,960. The Company currently has a $1.7 million working capital line of credit with a bank which expires April 30, 2000. Borrowings are limited to the lesser of $1.7 million or 75% of eligible accounts receivable. Borrowings bear interest at 1% above the bank's prime rate (9.0% currently) and are collateralized by all of the Company's assets. At March 30, 2000, $750,000 is outstanding under the line of credit. Although the Company believes that upon the April 30, 2000 expiration of the line, the agreement will be renewed or replaced at similar terms, there is no such assurance that such financing will be available. The Company believes its cash and cash equivalents, together with cash flow from operations and the additional financing described above and the cash investment from the Merger described in Item 1 of this Report will be sufficient to meet the Company's projected capital needs through 2000.

       Year 2000 Compliance
       The Company has not experienced any material adverse effects or material disruptions related to Year 2000 issues, and the Company believes that any significant adverse effects in the future are unlikely.

       Forward-Looking Statements
       Certain statements made in this Management's Discussion and elsewhere in the Annual Report on Form 10-KSB, which are summarized here, are forward-looking statements that involve risk and uncertainties. Actual results may differ materially from the results anticipated by such forward-looking statements. Factors that could cause the actual results to differ include, but are not limited to those discussed below with respect to each forward-looking statement:

       o The accuracy of the Company's belief that its current capital resources will be sufficient to fund current and anticipated business operations throughout 2000 depends, in part, on meeting anticipated revenue goals, operating efficiencies and effective expense management, in addition to general and competitive conditions.

       o Any future impact of Year 2000 issues on the Company's business depends on the accuracy, reliability and effectiveness of the Company's and its suppliers' and customers' assessment and remediation of Year 2000 issues.


ITEM 7.  FINANCIAL STATEMENTS

The following financial statements of the Company immediately follow the signature page of this Form 10-KSB at the pages set forth below:

                                                                            Page
Report of Independent Accountants........................................   F-1
Balance Sheet as of December 31, 1999 and 1998...........................   F-2
Statement of Operations for the years ended December 31, 1999 and 1998...   F-3
Statement of Shareholders' Equity for the years ended December 31,
  1999 and 1998..........................................................   F-4
Statement of Cash Flows for the years ended December 31, 1999 and 1998...   F-5
Notes to Financial Statements............................................   F-6

ITEM 8.  CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
                  ACCOUNTING AND FINANCIAL DISCLOSURE

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         The Company's Board of Directors and certain biographical information are set forth below:

BRETT A. SHOCKLEY, age 40, has been the Chief Executive Officer and Chairman of the Board since 1988 and is a founder of the Company. Mr. Shockley also served as President from 1988 to September 1994 and since July 1997. Prior to founding the Company in 1988, Mr. Shockley was a marketing and product management executive at Onan Corporation, a subsidiary of Cummins Engine Company Inc. From 1982 to 1987, Mr. Shockley was in marketing and product management at ADC Telecommunications, Inc., a manufacturer of telecommunications equipment.

LOREN A. SINGER, JR., age 44, has been Secretary and a director since 1988 and is a founder of the Company. Mr. Singer also served as a lead software engineer from 1988 to June 1997. He currently provides consulting services to the Company. He has been sole proprietor of Beagle Software since June 1997. Prior to founding the Company in 1988, Mr. Singer was an Engineering Development Manager at ADC Telecommunications, Inc. from 1983 to 1987. Mr. Singer was a design engineer at Porta Systems, Inc. from 1980 to 1983.

THOMAS F. MADISON, age 64, has been a director of the Company since 1996. Mr. Madison has been the President and Chief Executive Officer of MLM Partners, a consulting and small business investment company, since January 1993. Since August 1999, he has been Chairman of AetherWorks, Inc. From December 1996 to March 1999, he served as Chairman of Communications Holdings, Inc. From February 1994 to September 1994, he served as Vice Chairman and Office of Chief Executive Officer at Minnesota Mutual Life Insurance Company. From June 1987 to December 1992, Mr. Madison was President of US West Communications Markets, a division of US West Inc. Mr. Madison was President and Chief Executive Officer of Northwestern Bell Telephone Company from April 1985 to June 1987. Mr. Madison also serves on the board of directors of Valmont Industries, Inc., Minnegasco Reliant Energy, ACI Telecentrics, Incorporated, Digital River and Delaware Group of Funds. He also serves on the Advisory Board of Aon Risk Services and Safeguard Scientifics.

JOSEPH D. MOONEY, age 62, has been a director of the Company since 1996. Mr. Mooney has been CEO of 21 North Main.com since February 1997. Prior to that he was CEO of PurchaseSoft from April 1996 to February 1997. Prior to that he was the President of Benchmark Computer Systems, Inc. from January 1973, when he founded the company, to August 1996. In addition, he was a founder of Benchmark Network Systems, Inc. and served as its President from 1984 to 1995. He was also President of Benchmark Nursing Home Systems, Inc., a software company, from 1973 to 1994. Mr. Mooney also has served as a director for both Paradata International, Inc. and Cado Systems, Inc.

BRUCE E. HUMPHREY, age 42, has been a director of the Company since 1996. Mr. Humphrey has been the President, Business Development for RJF Agencies since June 1999. Prior to that, Mr. Humphrey was the President and Chief Executive Officer of CSC Insurance Center, Inc. from December 1982 when he founded the company to June 1999. Mr. Humphrey is also a director of K-Sun, Inc.

         The Company's executive officers and certain biographical information are set forth below:

NAME                        AGE    POSITION

Brett A. Shockley           40     Chairman of the Board, Chief Executive
                                         Officer, President
Stephen H. Bostwick         61     Vice President of Sales
Timothy E. Briggs           52     Vice President of Finance, Chief Financial
                                         Officer
Jonathan M. Silverman       46     Vice President of Research & Development,
                                         Chief Technology Officer
Bryan Willborg              42     Vice President of Customer Solutions

For biographical information on Brett Shockley, please see the description above with the other directors.

Stephen H. Bostwick Mr. Bostwick joined the Company as Vice President of Sales and Marketing in December of 1996, and became Vice President of Sales in June 1998. From 1995 to 1996, Mr. Bostwick was Vice President of Sales at Answersoft in Dallas. From 1993 to 1995, he was in various sales positions for Intervoice Inc., most recently as Vice President of Direct Sales. Prior to that time he held various executive sales and marketing positions at other telecommunication companies, including Vice President of Sales at Teknekron Infoswitch.

Timothy E. Briggs Mr. Briggs joined the Company as Vice President of Finance and Chief Financial Officer in October of 1997. From 1985 to 1997, Mr. Briggs held a variety of positions with Empi, Inc., most recently as Executive Vice President and Chief Financial Officer.
Prior to joining Empi, he served as Treasurer of Conwed Corporation.

Jonathan M. Silverman Mr. Silverman joined the Company in September of 1992. Mr. Silverman has held several positions with the Company and is currently serving as Vice President of Research and Development. From 1989 to 1992, Mr. Silverman was Director of Software Development at Racotek, prior to which he was Section Manager for distributed systems in Honeywell's Corporate Research Center. Mr. Silverman has published numerous papers in professional journals and holds patents on software architecture.

Bryan Willborg Mr. Willborg joined the Company in March 1999. From February 1997 through February 1999, he was the Vice President of Re-Engineering for Jostens Corporation. Prior to that, he held the position of Director of Corporate Quality at Pella Corporation from September 1993 through February 1997. For twelve years prior to September 1993, Mr. Willborg held a variety of positions, including software development manager and site quality manager (for ISO 9000 certification), at IBM's Rochester, Minnesota location.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers, directors and certain shareholders to file reports of ownership and changes in ownership of the Company's Common Stock with the Securities and Exchange Commission. To the Company's knowledge, based on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the Company's fiscal year ended December 31, 1999, all Section 16(a) filing requirements were complied with, except that one late filing of a Form 4 transaction was reported on a Form 5 and ten form 5 filings were not timely filed.


ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

         The following table provides certain summary information for the past three years ended December 31, 1999, concerning executive compensation paid or accrued by the Company to the Company's Chief Executive Officer and the other executive officers whose salary and bonus compensation earned in 1999 exceeded $100,000.

                                                                                     Long-Term
                                          Annual Compensation                   Compensation Awards
                           -------------------------------------------------- -------------------------
                                                                              Restricted                    All
                                                               Other Annual     Stock                      Other
        Name and                      Salary       Bonus       Compensation     Awards      Options       Compen-
   Principal Position        Year      ($)          ($)            ($)           ($)          (#)         sation
----------------------       ----     -------     ------        --------       --------     ---------     ------
Brett A. Shockley            1999     180,000       -0-            -0-           -0-         30,000         -0-
  Chief Executive            1998     162,000     32,400           -0-           -0-        150,000         -0-
  Officer                    1997     120,667       -0-            -0-           -0-           -0-          -0-

Stephen H. Bostwick          1999     108,000       -0-            -0-           -0-         17,000         -0-
  Vice President of          1998     136,000     15,000           -0-           -0-         16,500         -0-
  Sales                      1997     116,500       -0-            -0-           -0-        100,000         -0-

Jonathan M. Silverman        1999     109,674       -0-            -0-           -0-         32,000         -0-
  Vice President of          1998     101,640     15,000           -0-           -0-         16,500         -0-
  Research &                 1997      89,100       -0-            -0-           -0-         60,000         -0-
  Development, Chief
  Technology Officer

Timothy E. Briggs            1999     102,125       -0-            -0-           -0-         17,000         -0-
  Vice President of          1998      95,000     14,250           -0-           -0-         16,500         -0-
  Finance, Chief             1997      23,750       -0-            -0-           -0-         75,000         -0-
  Financial Officer


Option/SAR Grants in Last Fiscal Year

                                     Number of           % of Total
                                    Securities          Options/SARs
                                    Underlying           Granted to
                                   Options/SARs         Employees in         Exercise or Base        Expiration
             Name                   Granted (1)          Fiscal 1999         Price ($/Sh)(2)             Date
             ----                   -----------          -----------         ---------------        ---------
Brett A. Shockley                      30,000               6.7%                  $2.00               10-25-09
Stephen H. Bostwick                    17,000               3.8%                  $2.00               10-25-09
Jonathan M. Silverman                  32,000               7.2%                  $2.00               10-25-09
Timothy E. Briggs                      17,000               3.8%                  $2.00               10-25-09

(1) All stock options were granted with an exercise price equal to the fair market value of the Common Stock on the date of grant, which was the closing price of the Common Stock as reported on the Nasdaq SmallCap Market on such date.

Aggregate Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Option/SAR Values

         The following table sets forth certain information with respect to options exercised during fiscal 1999 by the Company's Chief Executive Officer and the executive officers named in the Summary Compensation Table, and with respect to unexercised options held by such persons at the end of fiscal 1999.

                                 Shares                       Number of Securities          Value of Unexercised in
                                Acquired                     Underlying Unexercised       The Money Options/ SARS at
                                   on          Value         Options/SARS at FY-End                FY-End(1)
            Name                Exercise     Realized    Exercisable Unexercisable         Exercisable Unexercisable
                                  (#)           ($)             (#)        (#)                ($)              ($)
---------------------           ---------    --------    ---------------------------      ---------------------------
Brett A. Shockley                 -0-           -0-        50,000        130,000            256,250          688,750

Stephen H. Bostwick               -0-           -0-        33,300        100,200            193,163          578,775

Jonathan M. Silverman             -0-           -0-        57,300         51,200            334,163          290,900

Timothy E. Briggs                 -0-           -0-        48,300         60,200            281,288          343,775

(1) The calculations of the value of unexercised options are based on the difference between the closing bid price on Nasdaq SmallCap Market of the Common Stock on December 31, 1999 and the exercise price of each option, multiplied by the number of shares covered by the option.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The following table sets forth the information as of March 1, 2000, regarding beneficial ownership of the Company's Common Stock for (i) each director, (ii) each executive officer named in the Summary Compensation table set forth in the "Executive Compensation" section of this proxy statement, (iii) all directors and executive officers as a group and (iv) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock of the Company.

                                                  SHARES BENEFICIALLY OWNED (1)
        Name of Beneficial Owner                  Number           Percent
        ------------------------                ---------         ---------
        Brett A. Shockley (2)                   950,000(4)         18.0%
        Loren A. Singer, Jr. (2)                920,000(5)         17.5
        Todd A. Parenteau (2)                   915,000(6)         17.4
        Patrick P. Irestone (3)                 318,500(3)         5.8
        Timothy E. Briggs                       64,065(7)          1.2
        Jonathan M. Silverman                   57,300(8)          1.1
        Stephen H. Bostwick                     35,800(9)          *
        Bryan Willborg                          21,250(10)         *
        Bruce E. Humphrey                       34,500(11)         *
        Thomas F. Madison                       33,000(11)         *
        Joseph D. Mooney                        33,000(11)         *
        All Current Executive Officers and
           Directors as a group (9 persons)     2,148,915(12)      38.7%

* Less than 1%.

(1) Shares of Common Stock subject to options currently exercisable or exercisable within 60 days are deemed to be outstanding for purposes of computing the percentage of shares beneficially owned by the person holding such options, but are not deemed to be outstanding for purposes of computing such percentage for any other person. Each person or group identified has sole voting and investment powers with respect to all shares of Common Stock shown as beneficially owned by them.

(2) The address of Messrs. Shockley, Singer and Parenteau, is 7125 Northland Terrace, Minneapolis, Minnesota 55428.

(3) Includes currently exercisable options to purchase 250,000 shares of Common Stock and 1,000 shares held by Mr. Irestone's spouse for the benefit of their child. The address of Mr. Irestone is 268 Meadowood Lane, Vadnais Heights, MN 55127.

(4) Includes options to purchase 50,000 shares of Common Stock which are currently exercisable and 10,425 shares owned indirectly by Mr. Shockley's spouse for the benefit of their children.

(5) Includes options to purchase 20,000 shares of Common Stock which are currently exercisable.

(6) Includes options to purchase 15,000 shares of Common Stock which are currently exercisable.

(7) Includes options to purchase 48,300 shares of Common Stock which are currently exercisable.

(8) Includes options to purchase 57,300 shares of Common Stock which are currently exercisable.

(9) Includes options to purchase 33,300 shares of Common Stock which are currently exercisable and 2,500 shares owned indirectly by Mr. Bostwick's spouse.

(10) Includes options to purchase 21,250 shares of Common Stock which are currently exercisable.

(11) Includes options to purchase 32,000 shares of Common Stock which are currently exercisable.

(12) Includes options to purchase 326,150 shares of Common Stock which are either currently exercisable or exercisable within 60 days.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In connection with the employment agreement between the Company and Patrick P. Irestone as President and Chief Operating Officer of the Company, the Company loaned an aggregate of $113,500 to Mr. Irestone to pay taxes due as a result of the grant of 67,500 shares of the Company's Common Stock in February 1996. The loans are evidenced by promissory notes dated (i) December 23, 1996 in the principal amount of $94,500, with interest accruing at 6.31% per annum, and
(ii) April 17, 1997 in the principal amount of $19,000, with interest accruing at 5.99% per annum. Pursuant to the original notes, principal and interest were due one year after the date of the respective notes. Pursuant to the Separation Agreement and Release dated July 15, 1997, the Company agreed to extend the loans on an annual basis as they come due through April 14, 2002. The loans are on a nonrecourse basis and are secured by the 67,500 shares granted to Mr. Irestone in February 1996.

         On February 10, 1998, the Company loaned $25,000 to Brett A. Shockley, President and Chief Executive Officer of the Company. The loan is evidenced by a promissory note dated February 10, 1998, which accrues interest at 6% per annum. The principal and accrued interest are due and payable on February 10, 2003.

         The Company has purchased its Property/Casualty and Group Insurance policy through RJF Agencies, Inc. Bruce E. Humphrey, a director of the Company, owns 27% of the outstanding shares of RJF Agencies, Inc. In addition, RJF Agencies, Inc. acts as the agent for the Company's 401(k) Plan. All transactions with RJF Agencies, Inc. and Mr. Humphrey were on terms no less favorable than could be obtained from an unaffiliated third party. The Company did not make any payments directly to Mr. Humphrey.

         During the first half of fiscal year 1999, in order to bridge short-term capital needs, Timothy E. Briggs, the Company's Vice President of Finance/CFO loaned the Company various amounts. The maximum amount of the loans was approximately $750,000. The loans were unsecured and the Company agreed to pay Mr. Briggs interest at the annual rate of six percent (6%).

         The Company believes that the foregoing transactions are on terms no less favorable to the Company than could have been obtained from unaffiliated third parties. Such actions have been ratified by a majority of the independent outside members of the Company's Board of Directors who do not have an interest in the transactions. All future transactions, including loans, loan guarantees or forgiveness of loans, with directors, officers or shareholders holding more than 5% of the Company's outstanding shares, or affiliates of any such persons, will be on terms no less favorable than could be obtained from an unaffiliated third party and will be approved by a majority of the independent outside directors who do not have an interest in the transactions.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The exhibits to this Report are listed in the Exhibit Index immediately following the financial statements following the signature pages to this Report.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarter ended December 31, 1999; however, the Company filed a Form 8-K dated February 25, 2000, to file a press release with respect to a going private transaction.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     SPANLINK COMMUNICATIONS, INC.

March 31, 2000                       /s/ Brett A. Shockley
                                     Brett A. Shockley, Chairman, President,
                                     Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on the dates indicated.


Signature                            Title                             Date


/s/ Brett A. Shockley         Chairman, President, Chief          March 31, 2000
Brett A. Shockley             Executive Officer and Director
                              (Principal Executive Officer)


/s/ Timothy E. Briggs         Vice President Finance, Chief       March 31, 2000
Timothy E. Briggs             Financial Officer
                              (Principal Financial and
                              Accounting Officer )


/s/ Loren A. Singer, Jr.      Secretary, Director                 March 31, 2000
Loren A. Singer, Jr.


/s/ Bruce E. Humphrey         Director                            March 31, 2000
Bruce E. Humphrey


/s/ Thomas F. Madison         Director                            March 31, 2000
Thomas F. Madison

/s/ Joseph D. Mooney         Director                             March 31, 2000
Joseph D. Mooney

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Spanlink Communications, Inc.:

In our opinion, the accompanying balance sheets and the related statements of operations, of shareholders' equity and of cash flow present fairly, in all material respects, the financial position of Spanlink Communications, Inc. at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

February 10, 2000, except for Note 14
   as to which the date is March 21, 2000

                          SPANLINK COMMUNICATIONS, INC
                                  BALANCE SHEET


                                     ASSETS
                                                                                December 31,       December 31,
                                                                                    1999               1998
                                                                                -----------        -----------
Current assets:
        Cash and cash equivalents                                               $    98,364        $    11,358
        Restricted cash                                                             150,200            150,200
        Accounts receivable, net                                                  2,526,460          2,871,108
        Inventory                                                                   518,278            505,787
        Costs and estimated earnings in excess of billings                          632,379          1,703,186
        Other current assets                                                        118,215            162,831
                                                                                -----------        -----------
              Total current assets                                                4,043,896          5,404,470
Property and equipment, net                                                         974,449          1,227,089
Purchased intangibles                                                               367,651            491,015
Other assets                                                                        138,500            138,500
                                                                                -----------        -----------
              Total assets                                                      $ 5,524,496        $ 7,261,074
                                                                                ===========        ===========


                                     LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
        Loan payable                                                            $ 1,250,000          $ 985,000
        Accounts payable                                                            647,960          1,259,812
        Accrued expenses                                                            221,590            294,167
        Current portion of long-term liabilities                                    116,694            107,755
        Deferred maintenance revenue                                                622,380            439,697
        Billings in excess of costs                                                 220,782            451,613
        Other current liabilities                                                   112,530              -----
                                                                                -----------        -----------
              Total current liabilities                                           3,191,936          3,538,044

Capital lease obligation                                                             69,669            137,006
Royalties payable                                                                   222,590            228,883
                                                                                -----------        -----------
              Total liabilities                                                   3,484,195          3,903,933

Shareholders' equity:
        Preferred stock; undesignated par value;
              5,000,000 shares authorized; none issued or outstanding
        Common stock; no par value; 25,000,000 shares authorized                  8,308,446          8,255,348
              and 5,134,087 and 5,105,289 shares issued and
              outstanding at December 31, 1999 and 1998, respectively
        Accumulated deficit                                                      (6,268,145)        (4,898,207)
                                                                                -----------        -----------
              Total shareholders' equity                                          2,040,301          3,357,141
                                                                                -----------        -----------
              Total liabilities and shareholders' equity                        $ 5,524,496        $ 7,261,074
                                                                                ===========        ===========



See accompanying notes to the financial statements.

                          SPANLINK COMMUNICATIONS, INC
                             STATEMENT OF OPERATIONS

                                                 For the Years Ended
                                                     December 31,

                                               1999             1998

Revenues                                     $ 9,602,882      $11,083,239
Cost of revenues                               4,284,158        5,047,616
                                             -----------      -----------
     Gross profit                              5,318,724        6,035,623

Operating expenses:
  Sales, general and administrative            4,977,262        4,440,679
  Research and product development             1,582,176        1,282,549
                                             -----------      -----------
     Total operating expenses                  6,559,438        5,723,228
                                             -----------      -----------

Income (loss) from operations                 (1,240,714)         312,395

Interest income (expense), net                  (129,224)         (48,442)
                                             -----------      -----------

Net income (loss)                            $(1,369,938)     $   263,953
                                             ===========      ===========

Net income (loss) per share - basic
and diluted                                  $     (0.27)     $      0.05
                                             ===========      ===========

Shares used in computing basic and
diluted net income (loss) per share            5,111,509        5,230,018

See accompanying notes to the financial statements.

                          SPANLINK COMMUNICATIONS, INC
                        STATEMENT OF SHAREHOLDERS' EQUITY


                                                                                                                   Total
                                                                     Common Stock               Accumulated       Shareholders'
                                                           Number of Shares       Amount        Deficit            Equity
                                                           -------------------------------------------------------------------
Balances at December 31, 1997                                 5,080,500       $ 8,193,663      $ (5,162,160)      $ 3,031,503

  Exercise of employee stock options                              8,910            17,820                              17,820
  Stock purchased through employee stock purchase plan           15,879            43,865                              43,865
  Net income                                                                                        263,953           263,953
                                                           -------------------------------------------------------------------
Balances at December 31, 1998                                 5,105,289         8,255,348        (4,898,207)        3,357,141

  Exercise of warrants and employee stock options                16,715            30,631                              30,631
  Stock purchased through employee stock purchase plan           12,083            22,467                              22,467
  Net loss                                                                                       (1,369,938)       (1,369,938)
                                                           -------------------------------------------------------------------
Balances at December 31, 1999                                 5,134,087       $ 8,308,446      $ (6,268,145)      $ 2,040,301
                                                           ===================================================================

See accompanying notes to the financial statements.

                          SPANLINK COMMUNICATIONS, INC
                             STATEMENT OF CASH FLOWS

                                                                                          Years ended
                                                                                          December 31,
                                                                                   1999                1998
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (loss)                                                       $    (1,369,938)    $      263,953
     Reconciliation of net loss to net cash used by operating activities:
         Depreciation and amortization                                               576,861            467,257
         Provision for doubtful accounts                                                   0             50,000
         Changes in current assets and current liabilities:
             Accounts receivable                                                     344,648           (807,837)
             Costs and estimated earnings in excess of billings                    1,070,807         (1,148,614)
             Other current assets                                                     32,125           (174,771)
             Accounts payable                                                       (611,853)           628,549
             Accrued expenses                                                        (72,577)          (266,766)
             Other current liabilities                                                64,383              6,035
                                                                             ---------------     --------------
                 Net cash provided (used) by operating activities                     34,456           (982,194)
                                                                             ---------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to property and equipment                                            (200,857)          (309,582)
                                                                             ---------------     --------------
                 Net cash used by investing activities                              (200,857)          (309,582)
                                                                             ---------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Other assets                                                                                       (25,000)
     Principal payments on capital lease                                             (58,398)           (50,892)
     Principal payments on royalties payable                                          (6,293)          (221,117)
     Proceeds from issuance of loan payable                                          265,000            985,000
     Proceeds from sale of common stock                                               53,098             61,685
                                                                             ---------------     --------------
                 Net cash provided by financing activities                           253,407            749,676
                                                                             ---------------     --------------

Net increase (decrease) in cash and cash equivalents                                  87,006           (542,100)
Cash and cash equivalents at beginning of year                                        11,358            553,458
                                                                             ---------------     --------------
Cash and cash equivalents at end of year                                     $        98,364     $       11,358
                                                                             ===============     ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
     Cash paid during the year for interest                                  $       165,940     $       72,725
                                                                             ===============     ==============



See accompanying notes to the financial statements.

       NOTE 1  DESCRIPTION OF BUSINESS ACTIVITIES
--------------------------------------------------------------------------------
       Spanlink Communications, Inc. (the Company) was incorporated in 1988 and designs, develops and markets streamlined computer telephony software solutions that help call centers rapidly automate and manage the customer interaction process via the telephone or the internet. The Company markets its specialized software systems through its sales organization and licensed sales representatives throughout North America.

       These financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained significant losses in 1999 and has an accumulated deficit as of December 31, 1999. The implementation of the Company's business plan is dependent on sufficient capital. If the Company cannot raise funds, on acceptable terms, it may not be able to develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could seriously harm its business, financial condition or results of operations. In order to raise the necessary capital to do this, subsequent to year-end the Company has reached an agreement with Cisco Systems, Inc. whereby it would make a tender offer for all shares held by the public. See Note 14 for further discussion. Management believes that the funds made available as part of this agreement, and the enhanced business opportunities with the new shareholder, will enable the Company to continue as a going concern for a period of at least one year. However, there can be no assurance that the merger and tender offer will be successful. To the extent that the merger and tender offer are not successful, the Company may be required to institute operational changes and seek out additional sources of capital.

       NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------
       Use of Estimates The preparation of financial statements in conformity with accounting principles generally accepted in the United States drequires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

       Cash Equivalents Cash equivalents consist of highly liquid investments with original maturities of three months or less which are readily convertible to cash.

       Fair Value of Financial Instruments Cash and cash equivalents are valued at their carrying amounts which are reasonable estimates of fair value. The fair value of all other financial instruments approximates cost as stated.

       Concentration of Credit Risk Financial instruments which potentially subject the Company to credit risk consist primarily of accounts receivable. The Company grants credit to customers in the ordinary course of business and generally requires a customer deposit upon the signing of any system installation contracts. No single region or industry represents a significant concentration of credit risk. See Note 11 for discussion of major customer and economic relationships.

       Revenue Recognition The Company recognizes revenue in accordance with AICPA Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4. Revenues derived from system installation contracts are recognized over the period the Company satisfies its obligations using the percentage-of-completion method. Progress on the contracts is measured by the percentage of labor cost incurred to-date to the total estimated labor cost for each contract. Management considers cost to be the best available measure of progress on these contracts. Changes in conditions may result in revisions of estimated costs and earnings during the course of the contract and are reflected in the accounting period in which the facts which require the revision become known. In the normal course of business, the Company also may be subject to a risk of loss by incurring costs to complete a contract in excess of the fixed bid price.

       Revenues derived from software license fees which are not sold as part of a system installation contract are recognized upon execution of a license agreement, shipment of the software, fulfillment by the Company of all of its significant contractual obligations and when collection is probable. Revenues derived from maintenance contracts are deferred and recognized ratably over the contract period. The Company provides a 90-day warranty on sales of Company software products. Estimated warranty costs are accrued at the time of product shipment.

       Revenues derived from hardware which is not sold as part of a system installation contract are recognized upon shipment.

       The allowance for doubtful accounts was $85,000 and $216,000 at December 31, 1999 and 1998, respectively.

       Inventory Inventory consists primarily of computer hardware components for voice messaging systems and is stated at the lower of cost or market, with cost being determined by the first-in, first-out (FIFO) method.

       Property and Equipment The Company's property and equipment is stated at cost. Depreciation is calculated using straight-line and accelerated methods over the estimated lives of the assets. Estimated useful lives generally range from three to ten years. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance are charged to expense as incurred. Property and equipment includes assets under a capital lease with a cost of $300,400 at December 31, 1999 and 1998.

       Intangible Assets Intangible assets relate to the purchase of the FastCall product line (Note 12) and are being amortized over a five-year life. Accumulated amortization at December 31, 1999 and 1998 was $251,927 and $128,564, respectively.

       Research and Product Development Expenditures for research and software development costs are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility and proven marketability of the product are established. Costs otherwise capitalizable after technological feasibility is achieved have also been expensed because they have not been significant.

       Income Taxes Income taxes are accounted for on the liability method under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

       Stock-Based Compensation The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

       Net Income (Loss) Per Share The Company's net income (loss) per share is computed under SFAS No. 128, "Earnings Per Share". Basic earnings per share includes no dilution and is computed by dividing net earnings available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings of the Company.


       NOTE 3  CONTRACTS IN PROGRESS
-------------------------------------------------------------------------------
       Costs, estimated earnings and billings on uncompleted contracts are summarized as follows:

                                                       December 31,
                                                 1999              1998
                                             -----------       -----------
Costs incurred on uncompleted contracts      $ 2,326,908       $ 3,240,601
Estimated earnings                               473,129         2,948,751
                                             -----------       -----------
                                               2,800,037         6,189,352
Billings to-date                              (2,388,440)       (4,937,777)
                                             -----------       -----------

                                             $   411,597       $ 1,251,575
                                             -----------       -----------

       This activity is included in the accompanying balance sheet under the following captions:

                                                        December 31,
                                                 1999               1998
                                             -----------       -----------
Costs and estimated earnings in
  excess of billings                        $    632,379      $  1,703,186
Billings in excess of costs and
  estimated earnings                           (220,782)          (451,611)
                                             -----------       -----------
                                            $    411,597      $  1,251,575
                                             -----------       -----------

       These amounts are included in current assets and other current liabilities as all contracts in progress are expected to be completed within one year.


       NOTE 4  property and equipment
--------------------------------------------------------------------------------
       Property and equipment consists of:

                                                     December 31,
                                                   1999           1998
                                             -----------       -----------
Equipment                                   $ 1,786,076       $  1,585,879
Office furniture and fixtures                   432,207            431,546
Leasehold improvements                          172,340            172,340
                                             -----------       -----------
                                              2,390,623          2,189,765
Less: Accumulated depreciation
  and amortization                           (1,416,174)          (962,676)
                                             -----------       -----------
   Total property and equipment             $   974,449       $  1,227,089
                                             -----------       -----------



       NOTE 5  Long-term obligations
--------------------------------------------------------------------------------
       At December 31, 1999, long-term obligations are comprised as follows:

Remaining minimum obligation
  in connection with acquisition
  of product line (Note 12)                            $ 272,590
Obligations under capital lease (Note 7)                 136,363
                                                       ---------
                                                         408,953
Less current portion                                    (116,694)
                                                       ---------
                                                       $ 292,259

       NOTE 6  INCOME TAXES
--------------------------------------------------------------------------------
       The Company has available net operating loss carryforwards for income tax purposes of approximately $5.7 milion at December 31, 1999 which begin to expire in the year 2011. A valuation allowance exists for the entire net tax benefit associated with the tax loss carryforwards and temporary differences at December 31, 1999 and 1998 as their realization presently is not assured. The utilization of these carryforwards may be subject to limitations based on future changes in ownership of Spanlink pursuant to Internal Revenue Code Section 382.

       Deferred tax assets consist of the following:

                                                    December 31,
                                              1999               1998
                                          -----------       -----------
Loss carryforward                         $ 2,100,000       $ 1,727,000
Allowance for doubtful accounts                31,678            81,099
Vacation accrual                               34,742            20,615
Other accruals                                 11,764            15,540
                                          -----------       -----------
                                            2,178,184         1,844,254
Valuation allowance                        (2,178,184)       (1,844,254)
                                          -----------       -----------
                                          $         0       $         0


       NOTE 7  LEASES
--------------------------------------------------------------------------------
       Operating Leases The Company leases certain office space and equipment under noncancelable operating lease agreements. The office space lease requires the Company to pay certain annual operating costs, including maintenance, insurance and real estate taxes. Rental expense under these operating leases, excluding operating expenses for the office space lease, for the years ended December 31, 1999 and 1998 was approximately $249,145 and $248,699, respectively. At December 31, 1999, future minimum lease payments under these operating leases are as follows:

Year Ending December 31,
--------------------------------------------------------------------------------

2000                                           $260,023
2001                                            260,023
2002                                            156,213
2003                                              9,065
                                            -----------
Total minimum payments required                $685,324


       Capital Leases The Company acquired $300,400 of fixed assets during 1997 under a capital lease arrangement. Borrowings bear interest at 11.5% and are due in monthly installments of $7,179, including interest, through 2001. Future minimum payments are as follows:

Year Ending December 31,
--------------------------------------------------------------------------------
2000                                          $  80,892
2001                                             80,892
                                            -----------
Total minimum lease payments                    161,784
Less: Amount representing interest              (25,421)
                                            -----------
Present value of net minimum lease payments     136,363
Less: Current portion                           (66,694)
                                            -----------
                                              $  69,669
                                            -----------

       NOTE 8  SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------
       Warrants In February 1996, the Company issued warrants in a private debt offering to purchase a total of 80,000 shares of common stock. The warrants are exercisable for a period of five years from the date of issuance at $3.60 per share. During 1999, warrants for 10,000 shares of common stock were exercised in a cashless exercise. As a result, 2,840 shares of common stock were issued. As part of the Company's initial public offering in May 1996, the underwriters were granted a five-year warrant to purchase 182,748 shares of common stock at $4.80 per share.

       Stock Options On January 31, 1996, the Company's Board of Directors and shareholders approved the Company's 1996 Omnibus Stock Plan (the Plan). Under this fixed Plan, 1,300,000 common shares have been reserved for issuance of restricted shares or for options to be granted to employees, consultants and non-employee directors. Options granted generally are exercisable over a four-year or a five-year period from the date of grant at prices not less than the fair market value at the date the options are granted and expire 10 years after the date of grant. The Plan allows for the grant of incentive stock options, nonqualified stock options, reload stock options, stock appreciation rights and restricted stock. In 1996, the Company granted 100,000 fixed options outside of the Plan. In addition, in 1998 the Company granted 195,000 fixed options outside the plan. These options generally follow the provisions of the Plan.

       The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Had compensation cost for the Company's stock options been determined based on the fair value at the grant date consistent with the provision of SFAS No. 123, the Company's net income
(loss) and net income (loss) per share would have increased to the pro forma amounts indicated below:


Year Ended December 31,                            1999                  1998
--------------------------------------------------------------------------------
Net income (loss)-- as reported                $(1,369,938)         $   263,953
Net loss-- pro forma                           $(2,001,835)         $  (192,105)
Net income (loss) per share -- basic and
  diluted as reported                          $     (0.27)         $      0.05
Net loss per share-- basic and
  diluted pro forma                            $     (0.39)         $     (0.04)

       The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants during 1999 and 1998: dividend yield of 0%; expected volatility of 72% and 58%; risk-free interest rate of 6.1% and 5.4%; and expected lives of 7 and 8 years. The weighted average fair value of options granted during 1999 and 1998 was $2.05 and $2.07, respectively.

       There are 1,295,000 shares of common stock available for future grant under the Plan as of December 31, 1999. A summary of stock option activity is as follows:


                                                                                                     Weighted Average
                                                                                      Weighted           Remaining
                                 Options Outstanding                Price              Average       Contractual Life
                                Total    Shares Exercisable       Per Share        Exercise Price
-------------------------- ----------- --------------------- -------------------- ------------------ ------------------
Outstanding at
December 31, 1997             830,500        439,490             $2.00-$3.50            $2.49            7.8 years
Granted                       495,000                            $2.19-$3.81
Exercised                      (8,910)                              $2.00
Canceled                      (65,500)                           $2.00-$3.50
-------------------------- ----------- --------------------- -------------------- ------------------ ------------------
Outstanding at
December 31, 1998           1,251,090        554,210             $2.00-$3.81            $2.76            7.2 years
Granted                       447,150                            $2.00-$4.25
Exercised                     (13,875)                           $2.00-$3.25
Canceled                      (88,355)                           $2.00-$3.81
-------------------------- ----------- --------------------- -------------------- ------------------ ------------------
Outstanding at
December 31, 1999           1,596,010                            $2.00-$3.81            $2.71            7.6 years

The following table summarizes information about stock options outstanding at December 31, 1999, including options granted outside of the Plan.

                                                  Options Outstanding                       Options Exercisable
  Range of Exercise       Number        Weighted-Average     Weighted-Average         Number         Weighted-Average
       Prices          Outstanding          Remaining         Exercise Price       Exercisable        Exercise Price
                                         Contractual Life

$2.00-2.94               1,018,760          8.5 years               $2.28             385,570            $2.25

$3.00-4.25                 577,250          6.0 years                3.46             383,712             3.49
---------------------- ---------------- -------------------- -------------------- ---------------- ----------------

                         1,596,010          7.6 years               $2.71             769,282            $2.87


         Employee Stock Purchase Plan The Company has an Employee Stock Purchase Plan (ESPP) which is available to eligible employees. Under terms of the plan, eligible employees may designate from 1% to 10% of their compensation to be withheld through payroll deductions for the purchase of common stock at 85% of the lower of the market price on the first or last day of the offering period. Under the plan 200,000 shares of common stock have been reserved for issuance. As of December 31, 1999, 27,962 shares have been issued under the plan.
Related fair value disclosures under SFAS No. 123 are not significant.

       NOTE 9  BENEFIT PLAN
--------------------------------------------------------------------------------
       The Company sponsors a profit sharing and 401(k) plan which provides that eligible employees may contribute up to 15% of their annual earnings, not to exceed the maximum allowed under the Internal Revenue Code. The plan covers substantially all employees after specified periods of service and the attainment of minimum age requirements. Company contributions are discretionary. Company contributions to the plan during 1999 were $22,959. There were no Company contributions to the plan during 1998.

       NOTE 10  MAJOR CUSTOMER AND ECONOMIC RELATIONSHIPS
--------------------------------------------------------------------------------
       The Company generates a significant portion of its revenues from Lucent Technologies, Inc. (Lucent) under a number of agreements that provide royalties and product sales to the Company. These agreements terminate at various times but may be extended if Lucent so chooses.

       Total revenues from Lucent were approximately $4,988,670 and $4,957,061 for the years ended December 31, 1999 and 1998, respectively, which represented 52% and 45% of total revenues for 1999 and 1998, respectively. Accounts receivable from Lucent represented approximately 44% and 59% of total accounts receivable at December 31, 1999 and 1998, respectively.



       NOTE 11  PURCHASE OF PRODUCT LINE
--------------------------------------------------------------------------------
       In December 1997, the Company acquired certain intellectual property rights related to the FastCall product line from Aurora Systems, Inc. Under the agreement, the purchase price was established as a minimum of $600,000 subject to a maximum obligation of $1,100,000 dependent upon future sales of the FastCall product by the Company over a five-year period. The Company recorded the acquired rights as intangible assets based on the contractual minimum obligation of $600,000 plus acquisition-related costs of $16,819. The purchase price was funded by an initial payment of $100,000, with the balance due over the five-year term of the agreement. The long and short-term components of the remaining obligation are determined based on estimated sales of the acquired product by the Company.


       NOTE 12  RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------
       As of December 31, 1999, the Company has three notes receivable outstanding totaling $138,500 with current and former officers. The notes bear interest at 5.99 % to 6.31%. The notes and accrued interest are due in full in 2002 and 2003. The notes receivable are recorded in other assets on the balance sheet.


       NOTE 13  LOAN PAYABLE
--------------------------------------------------------------------------------
         As of December 31, 1999, the Company has a $1.7 million working capital line of credit with a bank which expires April 30, 2000. Borrowings are limited to the lesser of $1.7 million or 75% of eligible accounts receivable. At December 31, 1999, the actual borrowing base was limited to approximately $1,440,000. Borrowings bear interest at 1% above the bank's prime rate (8.5% at December 31, 1999) and are collateralized by all of the Company's assets. As of December 31, 1999, $1,250,000 was outstanding under the line of credit. During fiscal year 1999, the Company was in violation of certain covenants pursuant to the credit agreement with the bank. The Company received a waiver of the covenant violations from the bank.

       NOTE 14  SUBSEQUENT EVENTS
--------------------------------------------------------------------------------
       In late February 2000, the Company signed a merger agreement with Spanlink Acquisition Corporation (the Purchaser) to acquire all of the outstanding shares of common stock of the Company. The Purchaser was formed by the three original founders of the Company. The founders currently own in excess of 50% of the outstanding stock of the Company and will own more than 50% of the outstanding stock of the Purchaser. Thus, this transaction will be accounted for as a recapitalization with no new basis of accounting. The Purchaser has commenced a tender offer to acquire all outstanding shares of common stock of the Company, not already owned by the Purchaser, at a price of $10.50 per share. The current tender offer commenced on March 1, 2000 and expires on March 30, 2000. As part of the merger agreement, outstanding stock options and warrants of the Company will either be converted to cash or new stock options in the surviving company. Cisco Systems, Inc. has agreed to purchase 450,000 of the Purchaser's preferred stock for an aggregate purchase price of $45 million. The proceeds from the sale of the preferred stock will be used to pay for the shares in the tender offer and for working capital.

       If 90% or more of the Company's shares in the tender offer are acquired, the merger will commence without soliciting approval of the Company's shareholders. If 67% of the Company's shares in the tender offer are acquired, but less than 90%, the Purchaser will immediately commence the process of soliciting approval of the Company's shareholders for the merger. Upon consummation of the merger, the Company will become a privately held corporation.

       In late March 2000, a Company shareholder filed a lawsuit to block the Company's plans to go private and buy out the public shareholders. The plaintiff has required certification of a class action on behalf of other Company shareholders. The Company believes the claims lack merit.

                          SPANLINK COMMUNICATIONS, INC.

                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                   For the Fiscal Year Ended December 31, 1999


Exhibit
Number         Description

2.1 Agreement and Plan of Merger, dated as of February 25, 2000, by and among Spanlink Acquisition Corp., a Minnesota corporation, Cisco Systems, Inc., a California corporation and a subscriber for capital stock of Spanlink Acquisition Corp. and the Company (incorporated by reference to Exhibit C to Schedule 14D-9 filed February 29, 2000).

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

4.2 Form of Bridge Warrant (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form SB-2, Commission File No. 333-2022-C).

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

10.19 Amendment No. 1 to Software Acceptance and Distribution Agreement between the Company and Lucent Technologies, Inc. dated June 23, 1998 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

10.20 Amendment No. 2 to Software Acceptance and Distribution Agreement between the Company and Lucent Technologies, Inc. dated August 6, 1998 (incorporated by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

10.21 Agreement for Resale of Lucent Technologies Interactive Voice Response between Lucent Technologies, Inc., the Company and Inacom Communications, Inc. dated June 5, 1998 (incorporated by reference to
         Exhibit 10.21 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

10.22 Second Renewal Agreement dated July 24, 1998 to the Maintenance Agreement between the State of New York Department of Labor and the Company (incorporated by reference to Exhibit 10.22 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

10.23 Letter Agreement Regarding $1,000,000 Line of Credit and $1,000,000 Promissory Note between the Company and Marquette Capital Bank, N.A., each dated April 30, 1998 (incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998).

10.24 Letter Agreement Regarding $1,000,000 Line of Credit, $1,000,000 Promissory Note between the Company and Marquette Capital Bank, N.A., dated April 30, 1999 and Amendment to Note and Letter Agreement dated August 15, 1999

23.1     Consent of PricewaterhouseCoopers LLP.

24.1     Power of Attorney (included in the signature page to the Form 10-KSB)

27.1     Financial Data Schedule; included in electronic filing only.

* Management contract or compensatory arrangement.